Form 10-Q
period 1993-11-30
CHERRY CORP
filed 1994-01-11
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                           FORM 10Q




(  X  ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF
        THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended November 30, 1993

(     )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
         (d) OF THE EXCHANGE ACT OF 1934 (No Fee
         Required)

         For the transition period from (   ) to (   )

Commission File No. 0-8955

                        THE CHERRY CORPORATION

           DELAWARE                       36-2977756
(State of other jurisdiction of       (I.R.S. Employer
incorporation or organization)     Identification Number)

3600 Sunset Avenue, Waukegan, IL            60087
(Address of principal executive           (Zip Code)
 offices)


Registrant's telephone number, including area code:
(708) 662-9200

                     Not Applicable

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                                      ( X ) Yes  (   ) No

4,649,967 Common Shares were outstanding as of November 30, 1993.

                   THE CHERRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                      November 30,   February 28,
                                          1993          1993
                                       (Unaudited)     (Note 1)
ASSETS:
     Cash and equivalents                 $  2,513       $  1,331
     Receivables, net of allowances         44,840         42,821
     Inventories (Note 2)                   32,273         32,091
     Income taxes, net                       1,982          1,800
     Prepaid expenses                        2,200          2,509
                                          --------       --------
          Total Current Assets              83,808         80,552

     Land, buildings and equipment, net     94,279         93,365

     Investment in affiliate and other
       assets                               10,979          9,302
                                          --------       --------

TOTAL ASSETS                              $189,066       $183,219
                                          ========       ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT:
     Short-term debt                      $  4,984       $  1,479
     Accounts payable                       12,503         13,644
     Payroll related accruals                8,592          7,904
     Other accruals                         13,109          7,782
     Current maturities of long-term debt    4,882          5,952
                                          --------       --------
          Total Current Liabilities       $ 44,070       $ 36,761

     Long-term debt                         44,648         50,817

     Deferred taxes and credits             11,276         13,627

     Stockholders' Investment:
       Common stock                          4,650          4,644
       Additional paid-in capital           10,019          9,979
       Retained earnings                    69,304         62,009
       Cumulative translation adjustments    5,099          5,382
                                          --------       --------
          Total Stockholders' Investment    89,072         82,014
                                          --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  INVESTMENT                              $189,066       $183,219
                                          ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                              THE CHERRY CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                             (UNAUDITED)
                              (Dollars in Thousands Except Share Data)
                                      Three Months Ended      Nine Months Ended
                                          November 30            November 30
                                      1993       1992        1993        1992
                                      ----       ----        ----        ----
Net Sales                          $  72,954  $  69,206   $ 204,390  $ 200,028

Cost of Products Sold                 51,633     49,683     146,800    141,910
                                   ---------  ---------   ---------  ---------
Gross Margin                          21,321     19,523      57,590     58,118

Expenses:
  Engineering                          3,696      3,587      11,105     10,461
  Distribution                         5,806      5,609      17,323     16,201
  Administration                       6,480      6,204      18,459     18,387
                                    --------  ---------   ---------  ---------
                                      15,982     15,400      46,887     45,049
                                    --------  ---------   ---------  ---------
Operating Income                       5,339      4,123      10,703     13,069

Interest Expense, Net                   (939)    (1,236)     (2,895)    (4,023)

Other Income, Net                        381        205       1,136        519
                                    --------  ---------   ---------  ---------

Earnings Before Income Taxes,
  Extraordinary Credit and Cumulative
  Effect of Change in Accounting
  Principle                            4,781      3,092       8,944      9,565

Income Tax Provision                   1,724      1,078       3,191      3,533
                                    --------  ---------   ---------  ---------
Earnings before Extraordinary
  Credit and Cumulative Effect of
  Change in Accounting Principle       3,057      2,014       5,753      6,032

Extraordinary Tax Credit                -           670        -         2,097

Cumulative Effect of Change in
Method of Accounting for Income
Taxes (Note 3)                          -          -          1,542       -
                                    --------  ---------   ---------  ---------

Net Earnings                       $   3,057  $   2,684   $   7,295  $   8,129
                                   =========  =========   =========  =========

Earnings per Share:

  Before Extraordinary Tax Credit
  and Cumulative Effect of Change
  in Accounting Principle          $     .66  $     .44   $    1.24  $    1.32

  Extraordinary Tax Credit              -           .15        -           .46

  Cumulative Effect of Change
  in Accounting Principle               -          -            .33       -
                                   ---------  ---------   ---------  ---------

  Net Earnings                     $     .66  $     .59   $    1.57  $    1.78
                                   =========  =========   =========  =========

Average Shares Outstanding         4,649,967  4,593,603   4,647,468  4,577,154
                                   =========  =========   =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                   THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                            Nine Months Ended November 30,

                                                     1993        1992
Cash flows from operating activities:
  Net earnings                                     $  7,295    $  8,129
  Adjustments to reconcile net earnings to net
    cash provided by (used for) operating
    activities:
  Depreciation and amortization                      12,982      13,939
  Cumulative effect of change in accounting
    principle                                        (1,542)       -
  (Charges) for restructuring costs                    (455)     (1,608)
  Provisions for losses on receivables                  254         441
  (Gain) Loss on sale of land, buildings and            (14)      1,512
    equipment
  (Income) from unconsolidated affiliate               (491)       (504)
  Changes in assets and liabilities:
   (Increase) decrease in receivables                (2,908)     (5,583)
   (Increase) in inventories                           (339)       (450)
   (Decrease) increase in accounts payable           (1,245)      1,007
   (Decrease) increase in income taxes, net            (202)        445
   (Decrease) increase in deferred income taxes         185         107
    Decrease in other working capital,
      excluding cash and short-term debt              6,465       3,424
                                                    -------     --------
  Total Adjustments                                $ 12,690    $ 12,730
                                                   --------    --------
  Net cash provided by operating activities          19,985      20,859

Cash flows from investing activities:
  Proceeds from sale of land, buildings and
    equipment                                            23         204
  Expenditures for land, building and equipment     (16,242)    (14,686)
  Other                                                (467)        547
                                                   --------    --------
     Net cash used by investing activities:        $(16,686)   $(13,935)
                                                   --------    --------

Cash flows from financing activities:
  Increase (decrease) in short-term debt              3,694      (7,108)
  Principal payments on long-term debt              (11,638)     (9,987)
  Proceeds from long-term debt                        5,551       9,392
  Equity and other transactions                          45         369
                                                   --------    --------
     Net cash provided (used) by financing
       activities                                    (2,348)     (7,334)
                                                   --------    --------
Effect of exchange rate changes on cash flows           231          48
                                                   --------    --------

      Net increase (decrease) in cash and
        equivalents                                   1,182      (  362)
Cash and equivalents, at beginning of year            1,331       4,546
                                                   --------    --------

Cash and equivalents, at end of period             $  2,513    $  4,184
                                                   ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                   THE CHERRY CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of November 30, 1993 and the consolidated statements of earnings and the condensed consolidated statements of cash flows for the three and nine months ended November 30, 1993 and 1992, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1993, and for all periods presented, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1993 Annual Report to Stockholders. The results of operations for the three and nine months ended November 30, 1993 are not necessarily indicative of the operating results for a full year.

2.  INVENTORIES

    Inventories were as follows:

                                   November 30     February 28
                                       1993            1993

    Finished Goods                  $10,710           $11,234
    Work-in-Process                  11,504            10,570
    Component Parts                   6,763             7,251
    Raw Materials                     3,296             3,036
                                     ------            ------
                                    $32,273           $32,091
                                    =======           =======

3.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES

    Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") Accounting for Income Taxes. Under this statement, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years, if in the opinion of management, it is more likely than not that the deferred tax assets will be realized.

    The result of adopting SFAS No. 109 is a one time increase to net income of $1.5 million reported as the cumulative effect of a change in accounting principle. This income is primarily the expected benefit of future tax deductions for expenses previously recorded for financial reporting purposes. The Company also recorded additional deferred tax assets related to foreign tax credit carryforwards and pre-merger U.S. NOL carryforwards among other items, however, valuation allowances were provided for these items. The foreign tax credit carryforwards of $1,603 expire in the years 1995 to 1998. The pre-merger U.S. NOL carryforwards of $2,142 expire in 1999 and 2000.

    As of March 1, 1993, after having given effect to SFAS No. 109, the Company had recorded the following deferred taxes:

    Deferred tax assets           $ 8,361
    Less:  Valuation Allowance      2,576
                                  -------

    Deferred tax assets, net      $ 5,785
                                  =======

    Deferred tax liabilities      $11,646
                                  =======

    The significant temporary differences and carryforwards which give rise to the above deferred tax assets are: reserves not yet deducted for tax purposes ($1,736), foreign tax credit carryforwards ($1,603) and pre-merger U.S. NOL carryforwards ($728). The significant temporary differences giving rise to the deferred tax liabilities are: accelerated depreciation ($7,180) and translation adjustments ($3,591).

    The undistributed earnings of the Company's United Kingdom subsidiary and Japanese affiliate will continue to be invested indefinitely. Federal income taxes on distribution of these earnings, if any, would not be significant.

    There were no other impacts on net earnings for any periods presented as a result of the adoption of SFAS 109.

4.  EMPLOYEE BENEFIT PLANS

    The Company currently offers no postretirement benefits to employees other than pensions. Therefore, the Statement of Financial Accounting Standards No. 106 "Employers Accounting for Postretirement Benefits Other Than Pensions" does not apply.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Record net sales of $73.0 million were achieved in the third quarter of the current year and replaced the prior year's record of $69.2 million. Fiscal 1994 third quarter domestic sales increased $7.3 million or 21.8% over the comparable quarter of the prior year, whereas foreign sales declined $3.5 million or 9.9%. Over 94% of the $3.5 million decline in foreign sales relates to foreign currency translation. Otherwise, foreign sales were down only slightly. Steadily improving sales of our automotive products continue to propel the significant increases registered by our domestic operations.

Net sales of $204.4 million for the first nine months of the current year were $4.4 million or 2.2% higher than the comparable period of the prior year. Domestic sales, again led by automotive products, increased $18.9 million or 19.5%, whereas foreign sales declined $14.5 million or 14.1%. Foreign currency translation accounts for approximately 44% of this decline in foreign sales. The recession in Europe combined with reduced demand and increased selling price pressures have all contributed to the lower overall foreign sales. However, third quarter foreign sales were approximately 25% higher than the second quarter of the current year. We doubt the recession in Europe is over, but the near term outlook is better than we've seen in some time, with new order input increasing in the third quarter. Time will tell us if this is sustainable and how rapidly the European economies will recover.

The gross margin for the third quarter of the current year increased $1.8 million to $21.3 million from $19.5 million for the comparable period of the prior year. Increased domestic sales volume and cost containment and reduction programs at our foreign locations were the primary reasons for this improvement.

On a year-to-date basis, the gross margin for the current year declined $.5 million to $57.6 million from $58.1 million for the comparable period of the prior year. Manufacturing efficiencies resulting from increases in domestic sales volume were negated by European sales declines.

Operating expenses for the third quarter of the current year were $16.0 million, an increase of $.6 million, over the $15.4 million for the comparable period of the prior year. Domestic operating expenses increased $1.2 million, while foreign operating expenses declined $.6 million. Foreign operating expenses essentially held firm with the entire reduction attributable to favorable currency translation rate effects. The increase in domestic operating expenses relate primarily to additional selling and engineering support in response to our continued growth in domestic sales.

On a year-to-date basis, operating expenses increased $1.8 million, over the comparable prior year period with domestic expenses up $3.1 million and foreign down $1.3 million. Foreign operating expenses were approximately $1.4 million lower than the prior year due to favorable currency translation rate effects. Reasons for the changes between domestic and foreign basically follow those noted for the third quarter above.

As a result of the above factors, operating profit for the third quarter of the current year increased $1.2 million over the comparable period of the prior year, with $1.1 million coming from domestic operations. On a year-to-date basis, operating profit is still down $2.4 million (18%) from the prior year.

Other income,net for the current quarter and nine months averaged $.2 million higher per quarter than the comparable prior year periods primarily from foreign exchange transaction gains in the current year versus losses in the prior year.

Net interest expense for the current quarter and nine month periods declined $.3 million or 24% and $1.1 million or 28%, respectively, from the comparable periods of the prior year. Lower interest rates and reductions in total foreign debt are the primary reasons for the decline in the net interest expense.

The effective tax rate for the current year nine month period was 35.7% versus 36.9% for the comparable period of the prior year. With the majority of current year pre-tax income associated with domestic operations the current year's rate is more closely associated with the U.S. statutory rate than in prior years.

Earnings before extraordinary credit and the cumulative effect of a change in accounting principle were a record $3.1 million or $.66 per share for the current year third quarter versus $2.0 million or $.44 per share for the comparable prior year period. Current year nine month earnings were $5.8 million or $1.24 per share versus $6.0 million or $1.32 per share for the comparable period of the prior year. The change in earnings resulted from the combination of factors noted above.

In the first quarter of the current year, the Company implemented Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes." In accordance with the provisions of SFAS 109, the Company recognized tax assets principally related to the expected benefit of future tax deductions for expenses previously recorded for financial reporting purposes. The resulting $1.5 million benefit($.33 per share) was recorded in the income statement and is reported as a cumulative effect of a change in accounting principle. The implementation of SFAS 109 had no other impact on income for the current year first quarter.

The extraordinary tax credit for the prior year third quarter and nine months results from the utilization of net operating loss carryforwards, primarily from domestic operations, in accordance with the provisions of Accounting Principles Board Opinion No. 11.

Liquidity and Capital Resources

We have continued to make progress in lowering our overall debt, bringing our debt to capital ratio to 38.0% at November 30, 1993 from 41.5% at February 28, 1993.

Consolidated operations generated $20.0 million in cash for the nine month period ended November 30, 1993. Additional financing was obtained from $3.6 million of short-term foreign borrowings and $5.6 million from our long-term domestic credit line.

We invested $16.3 million in capital equipment and repaid $11.6 million of long-term debt, $5.1 million of which was foreign. The effect of exchange rate changes on cash flows and increases in miscellaneous other assets account for the remaining net change in cash.

Despite difficult operating conditions, our foreign facilities continue to generate cash from good working capital management, and contributed approximately $8.1 million of the $20.0 million generated by consolidated operations.

To sustain our strong domestic growth in sales, domestic capital expenditures have been increased and comprise $10.8 million of the consolidated capital expenditures.

The Company has various loan agreements and lines of credit, which together with internally generated funds are considered sufficient to finance working capital and capital asset requirements through February 1994. However, projected growth in fiscal 1995 and beyond will require additional financing and the Company is in the process of analyzing various options available.

During the current fiscal quarter, the Company entered into two uncommitted, unsecured credit facilities totaling $25 million. Under these facilities, the Company is able to borrow funds at a rate of LIBOR plus .75% which is below the rate available to the Company on its domestic revolving credit facility. Since these new facilities are uncommitted, the Company will not cancel its committed revolving credit facility, but will rather utilize the new facilities, while available, to reduce the cost of borrowings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE CHERRY CORPORATION
                                    Registrant



DATE:  January 11, 1994              By:  Dan A. King
                                                 Dan A. King
                                           Treasurer, Secretary and
                                             Corporate Controller