Form 10-K
period 1994-02-28
CHERRY CORP
filed 1994-05-23
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

/X/ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended the Last Day of February, 1994
Commission File Number 0-8955

                           THE CHERRY CORPORATION
             (Exact name of registrant as specified in its charter)
      Delaware                                            36-2977756
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                       Identification Number)

3600 Sunset Avenue, Waukegan, IL                           60087
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code:       (708) 662-9200

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $1 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      /X/ Yes       / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to the form 10-K.      / /

The aggregate market value of the registrant's Common Stock on May 16, 1994 held by nonaffiliates was approximately $55 million, based on a calculation that 39% of the shares are owned by nonaffiliates and are valued at the closing price as reported on the NASDAQ National Market System on May 16, 1994.

As of May 16, 1994, 4,664,098 shares of the registrant's Common Stock were outstanding.
                        DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated:                          Part of Form 10-K:
- - ------------------------------------             ------------------
Various parts of the Company's Proxy             All of Part III
Statement for its 1994 Annual Meeting

                             THE CHERRY CORPORATION

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

The Cherry Corporation ("Cherry","Company" or "Corporation") was incorporated in 1953 in the State of Illinois and reincorporated in the State of Delaware in 1978. The Company and its subsidiaries design, develop, manufacture and market over 3,000 types of electromechanical devices, electronic assemblies and displays, and semiconductor devices for the automotive, computer, and consumer and commercial markets.

Cherry's executive offices are located at the Cherry Electrical Products division in Waukegan, Illinois. Its wholly owned subsidiary companies operate in the following locations: Cherry Semiconductor Corporation, Rhode Island; Cherry Mikroschalter GmbH, the Federal Republic of Germany; Plastech GmbH, the Federal Republic of Germany; Cherry Electrical Products Ltd., United Kingdom; Cherry SARL, France; Cherasia Limited, Hong Kong; Cherry SRO, Czech Republic; Cherry Australia Pty., Ltd., Australia; and Cherry Systems Corporation, Texas. Additionally, the Company operates in Japan and India through 50% owned affiliates, Hirose Cherry Precision Company Limited and TVS Cherry Private Limited, respectively. The Company also operates a branch sales and engineering office in Japan under the name Cherry Automotive-Japan.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Refer to the Business Segment and Geographic Area Information contained in
Item 8 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

Cherry has three major business segments:

The Electromechanical Devices Segment designs, manufactures and markets snap-action, selector and automobile special-use switches, all of which control or regulate the flow of electrical current. Snap-action switches are used in appliances, office and business equipment, vending machines, industrial controls, computer peripherals and other end products. They are generally manufactured to customer specifications by modifying the Company's standard products. Selector switches are designed for use in various computer, commercial and industrial control applications. Automobile special-use switches are used in power windows, mirrors and seats; in the engine compartment for various control applications; and in various safety applications. These products are custom made for major U.S. and European automobile manufacturers, including Japanese transplants in North America. The Company's automotive customers generally pay for the tooling and other special manufacturing requirements.

The Electronic Assemblies and Displays Segment designs, manufactures and markets keyboards, keyboard switches, gas discharge displays and systems, and automotive electronic products. Electronic keyboards are used in personal computers; data entry, point-of-sale and reservation terminals; word processing systems; and other computer input applications. Gas discharge displays and systems are used as readouts for business machines, amusement products, medical equipment and industrial instrumentation. Automotive electronics include power seat and sunroof applications.

The Semiconductor Devices Segment designs, manufactures and markets linear and linear to digital integrated circuits and transistor and gate arrays which are packaged in a variety of configurations. Examples of these products include integrated circuits for use in automotive ignition systems, spindle speed control in disk drives, and power supplies for office equipment and telephones. The Company's semiconductor products are used primarily in automobiles, computer products and industrial controls. Generally this segment's customers pay the major portion of the design and development costs of a custom semiconductor device. Cherry also manufactures an increasing number of proprietary and semi-custom integrated circuits that perform standardized functions or can be adapted for a specific application. To service its two largest markets, the Company has developed a high speed bipolar process and a low voltage mixed signal process for the computer market, and a high voltage mixed signal process for the automotive market.

The Company feels inflation has not been a material factor in any segment.

MARKET AND DISTRIBUTION

The distribution of the Company's sales by market is as follows:

                         PERCENTAGE OF SALES BY MARKET
Fiscal                                                 Consumer
 Year              Automotive        Computer      and Commercial
- - -----              ----------        --------      --------------
1994                  38%              36%               26%
1993                  33%              41%               26%
1992                  29%              43%               28%


Each of the Company's Product Segments sell into these three markets. The percentage of market sales by each product segment for the last three fiscal years are as follows:

                            PERCENTAGE OF SALES BY PRODUCT SEGMENT

                                                               Consumer
                       Automotive          Computer         and Commercial
                    ----------------   ----------------   -----------------
                    1994  1993  1992   1994  1993  1992   1994  1993  1992
Electromechanical
  Devices            54%   58%   59%     5%    5%    5%    80%   80%   81%

Semiconductor
  Devices            36%   35%   36%    12%    9%    8%     9%    7%    8%

Electronic Assem-
  blies & Displays   10%    7%    5%    83%   86%   87%    11%   13%    11%

Company sales by market for the last five fiscal years follows:
(Dollars in thousands)   1994      1993      1992      1991      1990
                       --------  --------  --------  --------  --------
Automotive             $104,018  $ 86,866  $ 65,468  $ 56,931  $ 46,069

Computer                 99,346   110,455    99,351   121,680    98,819

Consumer & Commercial    71,905    68,910    63,812    67,276    63,553
                       --------  --------  --------  --------  --------
Consolidated sales     $275,269  $266,231  $228,631  $245,887  $208,441
                       ========  ========  ========  ========  ========

A discussion of the markets served by Cherry follows:

AUTOMOTIVE MARKET

Cherry's growth in fiscal 1994 was fueled by sales to the automotive industry, which now represents the Company's single largest market. The Company's products can be found in ignition and sunroof controls, power seats, power windows, anti-theft systems, air bag and ABS controls, and other areas of the car.

Switches, used primarily for power options, continue to represent the largest volume of products sold to this market; however, sales of semiconductors and electronic controls grew as a percent of total automotive sales in fiscal 1994.

The fiscal 1994 growth in sales to the automotive market can be attributed to the expanding available market, increased market penetration and continued customer outsourcing. Cars and light trucks are using more electronics and power options per vehicle than ever before. The number of Cherry products used per vehicle is increasing as well. The Company's semiconductors are being used in more advanced car applications. In addition, the Company now provides complete armrest assemblies rather than solely the power option switches, and produces more electronic control modules for sunroofs and power seats.

The Company's North American sales currently account for the majority of the Company's sales to the automotive market; however, European business is expanding significantly. To improve the Company's penetration in the Japanese automotive market, it is working closely with Japanese facilities in North America and Europe, and has established a sales and engineering office in Japan.

COMPUTER MARKET

The dynamics of the computer market - severe price erosion, huge shifts in demand and realignment of the worldwide personal computer manufacturers - have been a continual challenge over the last several years. Cherry has worked hard to anticipate and respond to these global market changes, and continues to profitably supply keyboards and keyboard components to this market, as well as semiconductors and switches.

In response to this changing industry, the Company has implemented new distribution channels for its European keyboard business. In Europe, the Company continues to hold the No. 1 position for non-captive keyboard production, and the Cherry keyboard has achieved name recognition among European consumers.

The Company has also expanded its line of standard value-added keyboards to better serve specialty markets that require integrated magnetic card readers, bar code readers or smart card readers. In addition, manufacturing cost reductions have kept pace with price reductions.

The Company sells semiconductors to this marketplace for use in hard disk drives, tape backup and power supplies. The Company has secured significant market position in the semiconductor niches served. Future sales of the Company to this marketplace will depend on new market technology requirements. The Company intends to continue to serve this market with creative semiconductor solutions.

The switch sales to this marketplace are a small and mature part of the market. Any growth will come from increased requirements for computer interfacing, networking and expanded uses of peripheral products.

CONSUMER AND COMMERCIAL MARKET

The consumer and commercial market is the most stable market served by Cherry, with sales increasing 4% in fiscal 1994. Cherry products sold to this market are primarily used in home appliances and office equipment.

The majority of the Company's business in this market is in manufacturing traditional standard switches with some customization. The Company has established its leadership in switches domestically and in Europe by providing advanced engineering and customization capabilities.

The Company believes future switch growth opportunities exist internationally. In recent years, the Company has increased selling efforts in Eastern Europe, Central and South America and Australia. In 1994, the Company established a joint venture in India to engineer, manufacture and market switches for India's growing appliance and office equipment markets.

Although electronic controls currently represent a relatively small portion of the Company's sales to this market, the Company believes the opportunities for growth are considerable. Many of the Company's customers are looking to outside vendors to supply increasingly sophisticated electronic controls for their products. Plasma displays, for example, are now used in a variety of new applications, such as medical, fitness and test equipment, in addition to their long-time gaming applications.

Semiconductors are another currently small but growing part of the Company's sales to this market. In the current year, semiconductor sales to this market increased 34%. By using the Company's expertise in power conversion technology, the potential for future growth of semiconductor sales to this marketplace is significant.

MAJOR CUSTOMERS AND SEASONALITY

Virtually all of the Company's sales are made to original equipment manufacturers and independent distributors. In fiscal 1994, the Company's five largest customers accounted for approximately 30% of sales, including amounts subcontracted from other customers. No single customer accounts for more than 10% of sales.

The Company's Semiconductor Devices Segment has two major customers which combined accounted for 33% of its total sales in fiscal 1994. The four major customers of the Company's Electromechanical Devices Segment accounted for 30% of the segment's sales in fiscal 1994. The Company's Electronic Assemblies and Displays Segment had three major customers which together accounted for 27% of the segment's sales in fiscal 1994.

The Company normally experiences a slowdown in sales during the summer months from model changeovers and factory vacation shutdowns.

DISTRIBUTION

The Company's domestic sales are handled by Cherry sales representatives or through independent sales representatives and distributors. All are supported by Company customer service personnel. The independent sales organizations also sell products for other companies, although generally not those which compete with Cherry products.

Cherry Mikroschalter GmbH sells through sales representatives and independent distributors located throughout Europe and the Far East.
Cherry Electrical Products Ltd., United Kingdom, under the direction of Cherry Mikroschalter GmbH, is responsible for sales efforts in Great Britain and Ireland through sales representatives and independent distributors. In Japan, the Company's joint venture sales are directed by Hirose Cherry Precision Co., Ltd. through distributors. In India, sales will be directed by Cherry's new joint venture, TVS Cherry Private Limited. Cherry SARL sells products in France which are purchased primarily from Cherry Mikroschalter GmbH. Cherasia Limited sells Cherry products throughout the Far East. In Australia, Cherry products are sold through Cherry Australia Pty. Ltd. The Company's automotive sales and engineering center in Japan coordinates selling activities with Japanese automotive manufacturers.

COMPETITION

The various businesses in which the Company engages are highly competitive. In the Electromechanical Devices Segment, the Company considers itself the second largest producer of the various switching devices it manufactures. Cherry's largest competitor in this segment is a division of a corporation with substantially larger resources. Cherry is an emerging player in the products marketed by its Electronic Assemblies and Displays Segment in large part because of its German subsidiary's strength in the keyboard and keyswitch markets and The Company's recent successes with electronic controls. The Company's competitors in this segment range from companies smaller than Cherry, to divisions of corporations and corporations with larger resources than the Company.

The Semiconductor Devices Segment of the Company's business has competitors, including large manufacturers of standard semiconductor devices, that have been established longer and have substantially greater manufacturing, sales, research and financial resources than Cherry. Few of these manufacturers, however, have concentrated on custom designed linear bipolar semiconductor products as has the Company. A limited number of Cherry's semiconductor customers have the technological expertise and the financial resources to manufacture these devices themselves.

To compete sucessfully, the Company believes that meeting customer delivery requirements, maintaining product reliability and offering custom design of its products to customer specifications are as important as pricing products competitively.

RAW MATERIALS AND ENERGY

In general, raw materials used by the Company are available from several sources. The Company has not experienced significant shortages of raw materials and, to date, sales have not been adversely affected by either materials or energy shortages.

BACKLOG

Current backlog figures are considered to be firm, but, because the Company does not manufacture pursuant to long-term contracts, purchase orders are generally cancellable - subject to payment by the customer for charges incurred up to the date of cancellation. The following figures, therefore, should not be considered indicative of sales for an ensuing period.

                                                       Backlog as of
                                                  The Last Day of February
                                                      (000's omitted)
                                                  ------------------------
                                                       1994          1993
                                                    -------        -------
Electromechanical Devices Segment                   $25,003        $23,316
Electronic Assemblies and Displays Segment           33,751         32,408
Semiconductor Devices Segment                        22,923         15,414
                                                    -------        -------
                                                    $81,677        $71,138
                                                    ========       =======

PATENTS

The Company has numerous United States and foreign patents and patent applications. As the Company develops products for new markets and uses, it normally seeks patent protection. Many of the Company's products embody some patent protection. Patents are important but the Company is not dependent on any single patent or group of related patents. The Company also owns various trademarks, trade names and proprietary information, some of which are considered valuable assets.

PRODUCT DEVELOPMENT

During the fiscal year ended the last day of February 1994, the Company spent approximately $10,424,000 on product development. The Company spent approximately $9,102,000 and $8,083,000 on product development in fiscal 1993 and 1992, respectively. The percentage of development expenses reimbursed by customers was not significant in any of the periods discussed.

EMPLOYEES

As of February 28, 1994, the Company employed approximately 3,248 persons.

ENVIRONMENTAL PROTECTION

The Company is confident that its manufacturing operations and properties are in compliance with existing federal, state and local provisions enacted or adopted to regulate the discharge of materials into the environment, or otherwise protect the environment. Compliance has been achieved without material effect on Cherry's earnings or competitive position.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Company's executive officers, their ages, business experience, and position and offices as of February 28, 1994.

                              Term as      Business Experience During
     Name              Age    Officer         the Past Five Years

Peter B. Cherry         46      20         Chairman of the Board,(1992),
                                           and President, 1982; and Chief
                                           Executive Officer, 1986; and
                                          (prior to 1986) Chief Operating
                                           Officer.

Alfred S. Budnick       56      17         Vice President of the Company
                                           and President of Cherry
                                           Semiconductor Corporation since
                                           1977.

Grant T. Hollett, Jr.   51       2         Vice President since June 1992;
                                           President of Cherry Electrical
                                           Products Division since 1990;
                                           Executive Vice President prior
                                           to 1990.

Klaus D. Lauterbach     51       2         Vice President since June 1992;
                                           General Manager of Cherry Mikro-
                                           schalter GmbH since 1990;
                                           Assistant General Manager prior
                                           to 1990.

Dan A. King             44       6         Secretary (in 1993); Treasurer
                                           and Corporate Controller since
                                           1990; and prior to 1990,
                                           Corporate Controller since 1984.

ITEM 2.  PROPERTIES.

The following is a summary description of the principal land and buildings owned or leased by the Company and its subsidiaries, setting forth the location, square footage of building area and acreage of land owned. All buildings are in generally good condition and provide adequate and suitable space for the operations at each location.

                                             Building Site
   Location                  Acreage           (sq. ft.)  Leased or Owned
- - --------------------------   ------            --------         -------
Electromechanical Devices and Electronic Assemblies and Displays Segments:

1. Waukegan, Illinois         26.6              324,000           Owned

2. Bayreuth, Federal Republic  1.9               18,000           Owned
    of Germany                  .5               13,000          Leased,
                                                          expiring Dec.1997

3. Auerbach, Federal          22.1              352,000           Owned
    Republic of Germany                           5,000          Leased,
                                                          expiring Dec.2000

4. Ostrov, Czech Republic       -                20,000          Leased,
                                                          expiring Dec.1995

5. Paris, France                -                13,600          Leased,
                                                          expiring Feb.1996

6. Harpenden, England          1.0               28,000           Owned

7. North Point, Hong Kong       -                 5,000          Leased,
                                                          expiring Apr.1996

Semiconductor Devices Segment - (Exclusively):

8. East Greenwich,
    Rhode Island              20.6              101,000           Owned

Other

9. El Paso, Texas              4.8               62,000       Capital lease
                                                              payable
                                                           through Dec.1995

Properties 1, 2, 3, 6 and 8 are used for a combination of administration,
production and warehousing.   Properties 5 and 7 are used for sales and
warehousing activities.  Property 4 is used for assembly operations.

Refer to Item 8 of this Annual Report on Form 10-K for information regarding notes payable secured by real estate.

Property 9, in El Paso, Texas is an idle building which the Company is seeking to sell or lease.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is named in various suits and claims which arise in the normal course of business. Where appropriate, the Company engages legal counsel and disputes these claims. The Company believes that it has meritorious defenses and that the final disposition of these matters will not materially affect the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

No matters were submitted to stockholders during the fourth quarter of the fiscal year.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The Cherry Corporation's common stock is traded on the NASDAQ National Market System under NASDAQ symbol CHER. As of May 16, 1994, there were approximately 2,100 holders of record of the Company's common stock. The high and low sales prices reported on NASDAQ and the dividends paid per common share for each quarter in the last two fiscal years are shown below:

                          Sales Price
Fiscal 1994              High      Low      Dividend
  Quarters:
    Fourth              $26-1/2   $20-1/4    $ --
    Third                22-1/4    13-5/8      --
    Second               21-3/4    14-1/2      --
    First                34        18-1/4      --
- - ---------------------------------------------------------------------------
Fiscal 1993
  Quarters:
    Fourth              $ 31-1/8   $24-1/2   $ --
    Third                 25-1/2    14         --
    Second                18        14         --
    First                 16         9         --
- - ---------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA.

The following summary should be read in conjunction with the consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K:

(Dollars in thousands except share and employee data)
Year Ended the Last
Day of February             1994       1993      1992    1991(1)     1990
                         --------   --------   -------  --------   -------
SUMMARY OF OPERATIONS
 Net sales              $ 275,269    266,231   228,631   245,887   208,441
 Gross margin           $  80,179     76,521    60,650    68,014    53,118
 Operating expenses     $  62,419     59,840    54,002    65,986    53,153
 Earnings (loss) from
  operations            $  17,760     16,681     6,648     2,028       (35)
 Interest expense       $  (3,919)    (5,383)   (5,919)   (6,007)   (3,759)
 Other income, net      $   1,342        636     2,226     1,300       732
 Earnings (loss) before
  income taxes, extra-
  ordinary tax credit and
  cumulative effect of
  change in accounting
  principle             $  15,183     11,934     2,955    (2,679)   (3,062)
 Income tax provision
  (benefit)             $   5,692      4,216      (819)    3,039      (277)
 Earnings (loss) before
  extraordinary tax
  credit and cumulative
  effect of change in
  accounting principle  $   9,491      7,718     3,774    (5,718)   (2,785)
 Extraordinary tax
  credit                $      --      2,539       891        --        --
 Cumulative effect of
  change in accounting
  principle             $   1,542         --        --        --        --
 Net earnings (loss)    $  11,033     10,257     4,665    (5,718)   (2,785)
- - ---------------------------------------------------------------------------
OTHER STATISTICS
 Net earnings (loss) as
  a percent of sales         4.0%       3.9%      2.0%    (2.3)%    (1.3)%
 Average shares
  outstanding           4,649,924  4,592,114 4,556,745 4,553,221 4,549,712
 Earnings (loss) per share:
  Earnings (loss) before
   extraordinary tax
   credit and cumulative
   effect of change in
   accounting principle $    2.04       1.68       .83     (1.26)     (.61)
  Extraordinary tax
   credit               $      --        .55       .19        --        --
  Cumulative effect of
   change in accounting
   principle            $     .33         --        --        --        --
  Net earnings (loss)
    per share           $    2.37       2.23      1.02     (1.26)     (.61)
 Return on average
  stockholders'
  investment                 12.6%      13.4%      6.7%    (8.2)%    (3.9)%
 Dividends per share    $      --         --        --       .06       .12
 Capital expenditures,
  net                   $  23,357     19,023     8,247    17,057    28,229
 Depreciation and
  amortization          $  16,720     18,023    16,729    17,325    15,892
- - ---------------------------------------------------------------------------
FINANCIAL POSITION
 Working capital        $  39,395     43,791    33,893    28,027    21,220
 Current ratio                1.9        2.2       1.7       1.5       1.4
 Total assets           $ 193,548    183,219   181,580   193,130   181,850
 Long-term debt         $  42,970     50,817    49,808    60,857    48,006
 Total debt             $  53,632     58,248    70,180    81,508    74,281
 Stockholders'
  investment            $  93,476     82,014    71,049    68,190    70,593
 Stockholders'
  investment per share  $   20.05      17.66     15.56     14.97     15.51
 Debt to capital ratio       36.5%      41.5%     49.7%     54.4%     51.3%
 Net cash provided by
  operating activities  $  28,347     26,871    17,940    17,113     4,870
- - ---------------------------------------------------------------------------
PER EMPLOYEE DATA
 Average number of
  employees                 3,048      2,765     2,846     3,073     3,201
 Net sales              $  90,311     96,286    80,334    80,015    65,117
 Average assets
  employed              $  61,806     65,967    65,831    61,012    53,563
- - ---------------------------------------------------------------------------

(1)Operating expenses include a $5,600 provision for restructuring costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FISCAL 1994 VS. FISCAL 1993

     In fiscal 1994, the Company established new sales and earnings records of $275.3 million and $11 million, respectively. Earnings before extraordinary tax credit and the cumulative effect of change in accounting principle were also a new record of $9.5 million. This is the Company's second consecutive year of record sales and earnings.

     Consolidated current year net sales of $275.3 million increased 3.4% from the prior year. Current year domestic sales increased 18% from the prior year, while international sales decreased 11%. The current year domestic sales growth is attributable to a stronger overall domestic market, especially in automotive, and the Company's increased penetration into the domestic automotive market. On the international front, approximately half of the 11% current year sales decrease is attributable to foreign currency translation. The remaining foreign sales decline is attributable to a slow European economy and price pressures in the computer marketplace.

     Fiscal 1994 sales performance from a business segment perspective is mixed. Current year sales of the Semiconductor Devices Segment increased 24% from the prior year, also fueled by the Company's increased penetration into a stronger domestic automotive market. Electromechanical Segment current year sales increased 6% from the prior year. A 43% sales increase of electromechanical products to the automotive market in 1994 was offset by a 14% sales decline of electromechanical products to the non-automotive markets served. This non-automotive market decline is related to international operations: 18% related to foreign currency translation and 82% related to a slow European economy. Current year sales of the Electronic Assemblies and Displays Segment declined 8% from the prior year. Approximately half of this decline is related to foreign currency translation since the majority of these products are manufactured and sold in Europe. The other half of this segment's decline is related to the slow European economy and the price pressures in the computer market as previously mentioned.

     From a profit perspective, current year operating profit margins remained virtually unchanged at 6.5% of sales. The current year $1.1 million increase in operating profit is therefore the result of increased sales.

     By examining the components making up operating profit (gross margin and operating expenses), it is apparent that both components as a percent of sales are virtually unchanged from the prior year. This steadiness is evident in both domestic and international operations. On the international front, gross margin and operating expenses as a percent of sales remained virtually unchanged despite slow sales and price pressures. On the domestic front, the gross margin and operating expenses as a percent of sales were maintained despite start-up costs associated with increased production levels, higher engineering demands, and changes in the market and product mix, as the Company moves more into the automotive market.

     Operating profit margins from a business segment perspective were also virtually unchanged. Operating profit margins in the Electronic Assemblies and Displays Segment declined to 2.2% versus 2.7% in the prior year. This decline is the result of an 8% current year sales decline and severe price pressures.

     The Semiconductor Devices Segment continues to be the Corporation's leader in sales growth, operating profit margins and return on investment. In the current year, operating profit margins reached 12.6% of sales, compared to last year's record 12.1% of sales. High factory utilization and productivity improvements are largely responsible for these strong results. This segment continues to produce at close to capacity and is currently expanding its capacity to meet future demands.

     The 7.2% current year operating profit margins for the Electromechanical Segment are virtually unchanged from the prior year.
This was accomplished in the face of dramatic changes in the markets this
business segment serves and in geographic sales.   As previously mentioned
, this segment's current year sales to the automotive market increased 43%, while the non-automotive market sales declined 14%.

     Other income of $1.3 million in the current year increased $.7 million from the prior year. This increase is primarily attributable to foreign currency transaction gains. The Corporation has significant activity in different currencies. Although the Corporation manages the currency risk associated with this activity, some foreign currency transaction gains and losses can be expected.

     Current year interest expense of $3.9 million is down $1.5 million from last year. This is attributable to lower domestic and foreign borrowing rates and reduced overall borrowing. Borrowing rates are lower because of the overall environment and the Corporation's continually improving performance.

     The ordinary effective tax rate for fiscal 1994 is 37.5%, versus 35.3% for fiscal 1993. The change in rate is primarily due to higher domestic state income taxes.

     In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes." In accordance with the provisions of SFAS 109, the Company recognized tax assets principally related to the expected benefit of future tax deductions for expenses previously recorded for financial reporting purposes. The resulting $1.5 million benefit was recorded in the income statement and is reported as a cumulative effect of a change in accounting principle.

     The extraordinary tax credit for fiscal 1993 and 1992 resulted from the utilization of net operating loss carryforwards, primarily from domestic operations, in accordance with the provisions of Accounting Principles Board Opinion No. 11.

FISCAL 1993 VS. FISCAL 1992

     Consolidated fiscal 1993 net sales increased approximately 16% and set a new record of $266.2 million for the Corporation. The sales increase by segment was 25% for the Semiconductor Devices Segment, 16% for the Electromechanical Segment and 14% for the Electronic Assemblies and Displays Segment. By geographic areas the Corporation experienced a 25% increase domestically and a 9% increase internationally. The significant domestic increase is primarily attributable to the automotive market, although all domestic markets showed improvement over the prior year. The automotive market increase is the result of increased market penetration and greater content per vehicle. The other market increases are due to improved markets and increased market share. Foreign currency translation effects also contributed to approximately 60% of the 9% increase in international sales. International sales continue to suffer from the recession in Europe. This is especially true in the appliance and automotive markets. The computer market, however, has shown improvement even in the face of this recession.

     Consolidated gross margins improved from the prior year by 2%. This can be attributed to increased volume, continued cost control and improved manufacturing execution. This margin improvement occurred in the face of price pressure, especially on the computer keyboard front.

     Consolidated operating expenses increased 11% while sales improved 16%. The lower percentage increase in operating expenses is attributable to economies of scale and continued efforts at more efficient means of administration. This is evidenced by the fact that the administrative expense increase was only 7%, while the engineering expense increase was 14% and the sales expense increase was 13%. With the new business the Corporation has been awarded in fiscal 1993, increases to sales and engineering were needed to meet customers' expectations and to maintain our momentum of new product introductions. If the effects of changes from currency translation were eliminated, the consolidated operating expense increase would have been 8% not 11%.

     As a result of these factors, operating profit increased to 6.3% of sales from the prior year's 2.9%. From a business segment standpoint, operating profit improved in both amount and percent of sales. The Semiconductor Devices Segment achieved an operating profit of 12.1% of sales for fiscal 1993, compared to 8.3% for the prior year. The Electronic Assemblies and Displays Segment achieved an operating profit of 2.7% of sales from a loss of 3.4%. The Electromechanical Devices Segment achieved an operating profit of 7.4% which approximated the prior year's 7.3%. The significant improvement in the Semiconductor Devices Segment operating profit is attributable to volume and improved production efficiencies. The improvement in the Electronic Assemblies and Displays Segment profitability is due to volume, cost control and improved designs.

     On a geographic basis, operating profit increased both domestically and internationally in amount and as a percent of sales. On the domestic front, the Corporation achieved an operating profit of $11.7 million or 9% of sales. This represents a 110% increase from the prior year. This is primarily attributable to the significant domestic sales increase and continued emphasis on cost control and improved efficiencies.

     The international operating profit was $6.8 million or 5% of sales and represents a 275% increase from the prior year. This improvement was accomplished on only a modest increase in sales and results from the continued emphasis on cost reduction and cost control programs.

     Consolidated other income, net of expense, decreased $1.6 million in fiscal 1993. This results from discontinuance of the investment grant tax law in Germany, the decrease in income from customer tooling, and the increase in currency exchange losses.

     Consolidated interest expense decreased 9% in fiscal 1993 as a result of declining international debt and reduced domestic interest rates.

     The ordinary effective income tax rate for fiscal 1993 was 35.3%, versus an ordinary tax benefit of 27.7% in fiscal 1992. In fiscal 1992, the Corporation recognized a tax benefit when declaring a dividend from its German subsidiary as a result of a reduction in the dividend withholding rates.

     The extraordinary income tax benefit in fiscal 1993 and 1992 is primarily the result of domestic net operating loss carryforward usage.
The fiscal 1993 income tax benefit increase is the result of an improvement in domestic profitability.

LIQUIDITY AND CAPITAL RESOURCES

     In fiscal 1994, the Company continued to reduce its debt to capital ratio from 41.5% to 36.5%. This was accomplished by a $3.3 million repayment of consolidated debt and an $11 million increase in stockholders' investment from current year earnings. The debt reduction resulted from improved profitability and working capital management. From a geographic perspective, $1.3 million of the net debt reduction for fiscal 1994 occurred domestically and $2 million internationally.

     Domestic operating activities were able to generate sufficient cash to fund the higher capital needs created by the 18% domestic sales increase in fiscal 1994. Despite difficult operating conditions, the foreign facilities also continued to generate sufficient cash from operations to finance their capital needs.

     The Company's capital needs for the immediate future will be working capital and equipment to support growth, cost reductions and new products. In addition, more facility space is needed domestically; construction will begin in the first quarter of fiscal 1995 at both U.S. facilities.

     Domestically, the Company amended its revolving credit agreement with its banks subsequent to year end. The amendments were made to increase borrowing capacity, improve interest rates and reduce collateral. The domestic credit facility was increased from $35 million to $45 million. Interest is at the prime rate or, depending upon the Company's financial performance, LIBOR plus .75% to 1.25%. The Company also implemented four separate interest rate cap agreements that protect the Company from interest rate increases above 5.5% LIBOR on $15 million of floating rate debt through November 1997 and above 6% LIBOR on $10 million of floating rate debt through March 1998. The Company also entered into three uncommitted, unsecured credit facilities totaling $35 million, which are used when rates available under them are below those available under the committed facility. With these bank lines of credit and internally generated cash, the Company should have sufficient funds to finance its domestic operations for the next several years.

     Internationally, the Company's debt is primarily long-term, asset-based financing at favorable interest rates. In the next few years, significant amounts of this debt will be coming due. The Company will be evaluating the merits of refinancing some of these principal repayments on a long-term basis. At present, the $25 million of short-term, uncommitted banks lines are sufficient, together with internally generated cash, to meet these principal repayments and finance the cash needs of the international operations.

     An equity offering is presently under consideration as a means to increase the Company's financial flexibility. Any decision regarding an equity offering is subject to further analysis and stock market conditions.

FUTURE ACCOUNTING CHANGES


     Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits," when adopted is not expected to be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Cherry Corporation:

We have audited the accompanying consolidated balance sheets of The Cherry Corporation (a Delaware corporation) and subsidiaries as of the last day of February, 1994 and 1993, and the related consolidated statements of earnings, cash flows and stockholders' investment for each of the three years ended the last day of February 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the acccounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Cherry Corporation and subsidiaries as of the last day of February, 1994 and 1993, and the results of their operations and cash flows for each of the three years ended the last day of February, 1994, in conformity with generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, effective March 1, 1993, the Company changed its method of accounting for income taxes.

Our audit was made for purposes of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Item 14(a) 2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                Arthur Andersen & Co.
                                                ---------------------
                                                Arthur Andersen & Co.

Chicago, Illinois
May 3, 1994

                         THE CHERRY CORPORATION
                   CONSOLIDATED STATEMENTS OF EARNINGS
                                        Year Ended the Last Day of February
(Dollars in thousands except share data)     1994        1993        1992
- - ---------------------------------------------------------------------------
SALES AND COSTS
  Net sales                             $  275,269  $  266,231  $  228,631
  Cost of products sold                    195,090     189,710     167,981
                                        ----------  ----------   ---------
  Gross margin                              80,179      76,521      60,650
                                        ----------  ----------   ---------
EXPENSES
  Research and engineering                  15,230      14,162      12,380
  Distribution                              22,843      21,664      19,145
  Administration                            24,346      24,014      22,477
                                        -----------  ---------   ---------
  Operating expenses                        62,419      59,840      54,002
                                        -----------  ---------   ---------
EARNINGS
  Earnings from operations                  17,760      16,681       6,648
  Interest expense                          (3,919)     (5,383)     (5,919)
  Other income, net                          1,342         636       2,226
                                        -----------  ---------   ---------
  Earnings before income
   taxes,extraordinary tax credit and
   cumulative effect of change in
   accounting principle                     15,183      11,934       2,955
  Income tax provision (benefit) -
   Note B                                    5,692       4,216        (819)
                                        -----------  ---------   ---------
  Earnings before extraordinary
   tax credit and cumulative
   effect of change in accounting
   principle                                 9,491       7,718       3,774
  Extraordinary tax credit - Note B           --         2,539         891
  Cumulative effect of change in
   method of accounting for income
   taxes - Note B                            1,542         --          --
                                        ----------  ----------   ---------
  Net earnings                          $   11,033  $   10,257   $   4,665
                                        ==========  ==========   =========

Earnings per share:
    Before extraordinary tax credit
     and cumulative effect of change in
     accounting principle               $     2.04  $     1.68   $     .83
    Extraordinary tax credit                  --           .55         .19
    Cumulative effect of change in
     accounting principle                      .33         --          --
                                        ----------  ----------   ---------
    Net earnings                        $     2.37  $     2.23   $    1.02
                                        ==========  ==========   =========
Average shares outstanding               4,649,924   4,592,114   4,556,745
                                        ==========  ==========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                         THE CHERRY CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                                                   The Last Day of February
(Dollars in thousands)                                  1994        1993
- - ---------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and equivalents                              $    2,697  $    1,331
  Receivables, less allowances of $2,330 and
   $2,339, respectively                                 45,016      42,821
  Inventories - Note D                                  34,481      32,091
  Income taxes, net                                      1,154       1,800
  Prepaid expenses                                         931       2,509
                                                    ----------  ----------
     Total Current Assets                               84,279      80,552

Land, Buildings & Equipment at Cost:
  Land                                                   1,639       1,647
  Buildings and improvements                            71,770      71,603
  Machinery and equipment                              154,564     141,980
  Construction in progress                               7,974       3,498
                                                    ----------  ----------
                                                       235,947     218,728
  Less: accumulated depreciation                       138,271     125,363
                                                    ----------  ----------
     Total Land, Buildings & Equipment, net             97,676      93,365
Other Assets:
  Investment in affiliate and other, net - Note A       11,593       9,302
                                                    ----------  ----------
Total Assets                                        $  193,548  $  183,219
                                                    ==========  ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Short-term debt - Note E                          $    5,736  $    1,479
  Accounts payable                                      14,243      13,644
  Payroll related accruals                               8,452       7,904
  Other accruals                                        11,527       7,782
  Current maturities of long-term debt - Note E          4,926       5,952
                                                    ----------  ----------
     Total Current Liabilities                          44,884      36,761

  Long-term debt - Note E                               42,970      50,817
  Deferred income taxes,net and deferred credits        12,218      13,627

Stockholders' Investment:
  Common stock ($1 par value)
  Authorized 10,000,000 shares; issued and
   outstanding 4,661,099 in 1994 and
   4,644,452 in 1993                                     4,661       4,644
  Additional paid-in capital                            10,200       9,979
  Retained earnings                                     73,042      62,009
  Cumulative translation adjustments                     5,573       5,382
                                                    ----------  ----------
     Total Stockholders' Investment                     93,476      82,014
                                                    ----------  ----------
Total Liabilities and Stockholders' Investment      $  193,548  $  183,219
                                                    ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                         THE CHERRY CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Year Ended the Last Day of February
(Dollars in thousands)                       1994        1993        1992
- - ---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                          $   11,033  $   10,257  $    4,665
  Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
    Depreciation and amortization           16,720      18,023      16,729
    Cumulative effect of change in
     accounting principle                   (1,542)        --          --
    Charges for restructuring costs           (855)     (1,611)     (2,231)
    Loss on sale of land, buildings
     and equipment                               4       1,572         698
    Income from unconsolidated
     affiliate                                (643)       (510)       (532)
    Changes in assets and liabilities:
      (Increase) decrease in receivables    (2,880)     (9,821)      4,167
      (Increase) in inventories             (2,134)       (956)        (72)
      (Decrease) increase in
       accounts payable                        784       4,532      (1,691)
      (Increase) decrease in
       income taxes, net                       654       5,687      (8,416)
      Increase in
       deferred income taxes                 1,335         654       3,942
      (Increase) decrease in other
       working capital, excluding
       cash and short-term borrowings        5,871        (956)        681
                                        ----------  ----------  ----------
      Total adjustments                     17,314      16,614      13,275
                                        ----------  ----------  ----------
        Net cash provided by
         operating activities               28,347      26,871      17,940
                                        ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of land,
   buildings and equipment                      28         239         471
  Expenditures for land, buildings
   and equipment                           (23,390)    (19,456)     (9,429)
  Other                                       (445)        656        (415)
                                        ----------  ----------  ----------
        Net cash used by investing
         activities                        (23,807)    (18,561)     (9,373)
                                        ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term
    borrowings                               4,447     (10,537)       (210)
  Increase in domestic revolver
    and uncommitted credit facilities        3,651       3,149         807
  Principal payments on long-term
   debt                                    (11,383)    (10,269)     (7,819)
  Proceeds from long-term debt                --         5,485        --
  Equity and other transactions                238         605          10
                                        ----------  ----------  ----------
        Net cash used by
         financing activities               (3,047)    (11,567)     (7,212)
                                        ----------  ----------  ----------
Effect of exchange rate changes on
   cash flows                                 (127)         42         (94)
                                        ----------  ----------  ----------
Net increase (decrease) in cash and
   equivalents                               1,366      (3,215)      1,261
Cash and equivalents, at beginning
   of year                                   1,331       4,546       3,285
                                        ----------  ----------  ----------
Cash and equivalents, at end of year    $    2,697  $    1,331  $    4,546
                                        ==========  ==========  ==========
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
    Interest (net of amount
     capitalized)                       $    4,041  $    5,288  $    6,027
    Income taxes (net of refunds)       $    3,703  $   (4,663) $    2,775

The accompanying notes are an integral part of the consolidated financial statements.

                         THE CHERRY CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                        Year Ended the Last Day of February
(Dollars in thousands)                       1994        1993        1992
- - ---------------------------------------------------------------------------
COMMON STOCK ($1 PAR VALUE)
  Outstanding at beginning of year      $    4,644  $    4,567  $    4,555
  Sale of common stock                          17          77          12
                                        ----------  ----------  ----------
  Outstanding at end of year            $    4,661  $    4,644  $    4,567
                                        ----------  ----------  ----------

ADDITIONAL PAID-IN CAPITAL
  Balance of beginning of year          $    9,979  $    9,452  $    9,399
  Sale of common stock                         221         527          53
                                        ----------  ----------  ----------
  Balance at end of year                $   10,200  $    9,979  $    9,452
                                        ----------  ----------  ----------

RETAINED EARNINGS
  Balance at beginning of year          $   62,009  $   51,752  $   47,087
  Net earnings                              11,033      10,257       4,665
                                        ----------  ----------  ----------
  Balance at end of year                $   73,042  $   62,009  $   51,752
                                        ----------  ----------  ----------

CUMULATIVE TRANSLATION ADJUSTMENTS
  Balance at beginning of year          $    5,382  $    5,278  $    7,149
  Translation adjustments during year          191         104      (1,871)
                                        ----------  ----------  ----------
  Balance at end of year                $    5,573  $    5,382  $    5,278
                                        ----------  ----------  ----------

TOTAL STOCKHOLDERS' INVESTMENT          $   93,476  $   82,014  $   71,049
                                        ==========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                         THE CHERRY CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data and as otherwise stated)

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in 50% owned affiliates are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment in Affiliates
The investment in a 50% owned affiliate in Japan is accounted for on the equity method. Retained earnings at February 28, 1994, includes $ 6,221 which represents the Company's share of the undistributed earnings of this unconsolidated affiliate. On February 15, 1994, the Company announced the formation of a 50-50 joint venture in India. The investment, to be made in fiscal 1995, will be accounted for on the equity method.

Cash and Equivalents
Cash and equivalents consist of cash and highly liquid securities with maturities of three months or less. The carrying amount approximates fair value.

Inventories
Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 37% and 34% of the Company's inventories as of the last day of February 1994 and 1993, respectively. For the remaining inventories, cost is determined by the first-in, first-out (FIFO) method. Inventory costs include material, labor and manufacturing overhead.

Land, Buildings & Equipment
Land, buildings and equipment are carried at cost or, in the case of capitalized leases, at the lower of the present value of minimum lease payments or the fair value of the leased property. For financial reporting purposes, depreciation expense is provided on a straight-line basis, using estimated useful lives of 5 to 50 years for buildings and improvements, and 3 to 12 years for machinery and equipment. Accelerated methods have been used for tax purposes when appropriate.
   Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings for the period.

Income Taxes
Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Provision is made for the income tax effects of all transactions in the consolidated statements of earnings to the extent required.

   The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

   The undistributed earnings of the United Kingdom subsidiary and Japanese affiliate will continue to be invested indefinitely. Federal income taxes on distribution of these earnings, if any, would not be significant.

Currency Translation
Foreign entity financial statements are translated to U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation." Assets and liabilities of foreign operations are translated into U.S. dollars at year-end rates of exchange. Profit and loss items are translated at the average exchange rates prevailing during the year. Resulting translation adjustments are reported separately in Stockholders' Investment, net of interperiod tax allocations.
   The Company selectively enters into forward contracts in its management of foreign currency transaction exposures. Gains or losses on forward contracts designated to hedge a foreign currency transaction are included in the measurement of income. At February 28, 1994, the Company had no forward contracts outstanding.

Earnings Per Share
Earnings per share is computed based on the average number of shares of common stock outstanding during each year. Stock options are not dilutive and therefore were excluded from the computation of earnings per share.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE B: INCOME TAXES

Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. As of March 1, 1993, the cumulative effect of the change was a deferred tax benefit of $1,542, or $.33 per share, related primarily to recognition of the benefit of net operating loss carryforwards. The results presented for 1993 and 1992 are prepared under Accounting Principles Board Opinion No. 11, using the deferred method.

Year ended the last day of February             1994       1993       1992
- - --------------------------------------------------------------------------
Earnings before income taxes, extraordinary
tax credit and cumulative
effect of accounting change:
   United States                            $ 10,683    $ 7,613    $ 2,309
   Foreign                                     4,500      4,321        646
- - --------------------------------------------------------------------------

Provisions for Income Taxes:               Liability   Deferred   Deferred
                                             method     method     method
- - --------------------------------------------------------------------------
Year ended the last day of February:            1994       1993       1992
- - --------------------------------------------------------------------------
Current: Federal and state                    $3,648     $1,151     $  298
         Foreign                               1,219        851     (5,866)
                                           ---------  ---------  ---------
Current provision (benefit)                    4,867      2,002     (5,568)
                                           ---------  ---------  ---------
Deferred:Federal and state                       536       (794)        --
         Foreign                                 289        469      3,858
                                           ---------  ---------  ---------
Deferred provision (benefit)                     825       (325)     3,858
                                           ---------  ---------  ---------
Utilization of operating loss
     carryforwards                               --       2,539        891
                                           ---------  ---------  ---------
Total income tax provision (benefit)          $5,692     $4,216     $ (819)
                                           ---------  ---------  ---------

Provisions for Deferred Income Taxes:
                                           Liability   Deferred   Deferred
                                             method     method     method
- - --------------------------------------------------------------------------
Year ended the last day of February:            1994       1993       1992
- - --------------------------------------------------------------------------
Tax over book depreciation                    $  599     $  149     $  282
Product line consolidation                      (240)      (253)       433
Reversal of previously recorded
   benefit on undistributed earnings              --         --      3,211
Foreign tax on undistributed earnings            (35)       (18)       131
Inventory reserves                              (147)      (157)       (87)
Utilization of tax credits                     1,051        340        269
Intercompany profit in inventory                 109       (110)       332
Reinstatement of deferred taxes                   --        341          6
Warranty reserves                                (14)       (16)      (222)
Valuation reserves                              (301)        --         --
Other items, net                                (197)      (601)      (497)
                                           ---------  ---------  ---------
Deferred provision (benefit)                 $   825     $ (325)    $3,858
- - --------------------------------------------------------------------------

Reconciliations of the differences between income taxes computed at federal statutory tax rates and the consolidated provisions for income taxes are as follows:

Year ended the last day of February             1994       1993       1992
- - --------------------------------------------------------------------------
Income taxes computed at federal
   statutory tax rates                        $5,162     $4,058     $1,005
Equity in earnings of
   unconsolidated affiliate                     (217)      (173)      (181)
Foreign tax differentials                        194        296       (187)
Withholding tax rate reduction coincident
   with repatriation of foreign earnings          --         --     (1,799)
Current taxation of unremitted foreign
   earnings, net of foreign tax credit          (170)      (340)        --
State tax provisions, net of
   federal benefits                              663        381        127
Other, net                                        60         (6)       216
                                           ---------  ---------  ---------
Consolidated provision (benefit)              $5,692     $4,216     $ (819)
- - --------------------------------------------------------------------------

   The income tax provision (benefit) for the years ended the last day of February 1993 and 1992 represent the charge (benefit) for income taxes that would have been required had the Company not been able to utilize operating loss carryforwards. The tax benefits of $2,539 and $891 for 1993 and 1992, respectively, resulting from utilizing loss carryforwards, are presented as extraordinary items.

   At February 28, 1994, the Company has pre-merger U.S. NOL carryforwards of $2,142 which expire in 1999 and 2000. The Company also has foreign tax credit carryforwards of $1,250 which expire in the years 1995 to 1998, and are available to reduce future taxes.

   In fiscal 1993, the Company's German subsidiary declared a stock dividend of $19,760 which resulted in a tax benefit from refundable taxes of $6,372 from the German government partially offset by withholding taxes of $1,087. In fiscal 1992, the Company realized a book benefit of $1,976 as a result of the reduction in the Treaty withholding tax rate. Also in 1992, the Company realized a German tax benefit of $1,208 from net operating loss carrybacks to 1991.

   The net current and noncurrent components of deferred income taxes recognized in the balance sheet at February 28, 1994 follows:

                                                                     1994
- - --------------------------------------------------------------------------
Net noncurrent liabilities                                        $12,591
Net current assets                                                  5,477
                                                                 ---------
Net liability                                                     $ 7,114
                                                                 ---------

   The amounts above include a valuation allowance of $2,253 relating primarily to noncurrent tax assets for net operating loss and foreign tax credit carryforwards due to the uncertainty of realizing the benefit of the carryforwards. The net change in the valuation allowance for deferred tax assets was a decrease of $324 which relates primarily to benefits arising from the use of foreign tax credit carryforwards.

   The tax effects of the significant temporary differences which comprise the deferred tax liabilities and assets at February 28, 1994, follows:

                                                                      1994
- - --------------------------------------------------------------------------
Liabilities:
   Depreciation                                                    $ 7,272
   Foreign currency translation                                      2,942
   Other                                                             2,377
                                                                 ---------
Gross deferred tax liabilities                                      12,591
                                                                 ---------
Assets:
   Reserves                                                          1,936
   Undistributed earnings of foreign subsidiaries                    1,349
   Nondeductible accruals                                              785
   Pre-merger U.S. NOL carryforward                                    728
   Foreign tax credit carryforward                                   1,250
   Other                                                             1,682
   Valuation allowance for deferred tax assets                      (2,253)
                                                                 ---------
Net deferred tax assets                                              5,477
                                                                 ---------
Net deferred tax liability                                         $ 7,114
==========================================================================

NOTE C:  SUPPLEMENTARY INCOME STATEMENT INFORMATION

Year Ended the Last Day
of February                                       1994      1993      1992
- - ---------------------------------------------------------------------------
Costs and Expenses
  Depreciation and amortization                $ 16,720  $ 18,023  $ 16,729
  Research and development                       10,424     9,102     8,083
  Advertising                                     3,075     2,966     2,537
  Maintenance and repairs                         2,937     2,791     2,422
  Rentals                                         1,782     2,087     3,400
  Taxes other than payroll
    and income taxes                                834       902       949
===========================================================================
Other Income (Expense)
  Earnings of affiliate                        $    643  $    510  $    532
  Interest income and net royalties                  99       160       164
  Foreign exchange                                   46      (457)      243
  Other, net                                        554       423     1,287
- - ---------------------------------------------------------------------------
    Total other income, net                    $  1,342  $    636  $  2,226
===========================================================================

- - ---------------------------------------------------------------------------
NOTE D:  INVENTORIES

The Last Day of February                            1994           1993
- - ---------------------------------------------------------------------------
Inventories
  Raw materials                                  $  3,270       $  3,036
  Component parts                                   7,627          7,251
  Work-in-process                                  12,114         10,570
  Finished goods                                   11,470         11,234
- - ---------------------------------------------------------------------------
Total inventories                                $ 34,481       $ 32,091
- - ---------------------------------------------------------------------------
  Excess of replacement cost over the
  stated value of LIFO inventories               $  4,270       $  4,568
- - ---------------------------------------------------------------------------

- - ---------------------------------------------------------------------------
NOTE E:  DEBT

The Last Day of February                            1994           1993
- - ---------------------------------------------------------------------------
Short-term Debt:
(With foreign banks)
  Bank loans outstanding                         $  5,736       $  1,479

  Weighted average interest rate                     6.6%            11%
- - ---------------------------------------------------------------------------
During the Year
  Maximum month-end borrowings                   $  6,566       $ 11,847
  Average month-end borrowings                   $  4,546          7,445
  Weighted average interest rate                     7.6%          11.2%
===========================================================================

The Last Day of February                            1994           1993
- - ---------------------------------------------------------------------------
Long-term Debt
Foreign obligations:
  Construction, mortgage and equipment loans
    (at 4% to 9.05%, secured by real estate
    in the amount of $ 30,262
    in the Federal Republic of Germany) due
    in periodic installments through 2012        $ 22,403       $ 28,895

  Capital lease obligations payable in
    installments through fiscal 1997
    with a weighted average interest
    rate of 12%                                     2,641          3,772

Domestic obligations:
  Notes payable (at an interest rate of 10%)
    secured by domestic accounts receivable,
    inventory, equipment and real estate
    (paid off on March 16, 1993)                       --          4,500

  Borrowings under revolving credit agreement
    with interest at LIBOR plus 1.50% or prime
    rate, secured by domestic accounts
    receivable, inventory, equipment and
    real estate (with interest at 5.75% at
    February 28, 1994)                              1,800         18,149

  Borrowings under uncommitted, unsecured
    credit facilities with interest at LIBOR
    plus .75% (weighted average interest of
    4.06% at February 28, 1994)                    20,000             --

  Capital lease obligations payable in
    installments through 1996 with a weighted
    average interest rate of 7.1% at
    February 28, 1994                               1,052          1,453
- - ---------------------------------------------------------------------------
                                                   47,896         56,769
Less current maturities                             4,926          5,952
- - ---------------------------------------------------------------------------
Long-term debt                                   $ 42,970       $ 50,817
- - ---------------------------------------------------------------------------

The following payments, exclusive of capitalized lease payments, are required during the next five fiscal years: 1995 - $ 3,694; 1996 - $ 11,151; 1997 - $ 24,387; 1998 - $ 1,424; 1999 - $ 1,424.

   Terms of the German long-term debt agreements contain certain provisions restricting payment of dividends to the parent. Included in retained earnings are $29,022 of undistributed earnings of the German subsidiaries.

   Subsequent to year end, the Company amended its domestic credit facility and increased the borrowing limit from $35 million to $45 million. The facility is secured by domestic accounts receivable and inventory; however, borrowings are not dependent upon the level of collateral. The interest rate on this amended agreement is the prime rate or, depending upon the Company's financial performance, LIBOR plus .75% to 1.25%. The commitment fee is also dependent upon the Company's financial performance and ranges from 1/5 of 1% to 3/10 of 1% on the unused portion. The facility has an initial maturity of March 31, 1997, but may be extended for an additional year on both the first and second anniversary dates upon mutual agreement of the Company and the banks.

   The covenants for this amended credit facility pertain to consolidated and domestic net worth levels, consolidated and domestic debt to capital ratios, domestic cash flow coverage and domestic cash flow to debt levels, among others. Additionally, this facility limits the Company's domestic borrowings to $45 million. The Company was in compliance with all covenants under all credit agreements at February 28, 1994.

   During the current fiscal year, the Company entered into three uncommitted, unsecured credit facilities totaling $35 million. These facilities are utilized when the borrowing rates available under them are below those available under the committed facility. Borrowings under these facilities, which by their terms are due within one year, have been classified as long-term. These obligations are supported by unused commitments under the domestic credit facility, and it is the Company's intent to maintain them as long-term.

   The Company is party to four separate interest rate cap agreements. Under two agreements, the Company is protected against interest rate increases above 5.5% LIBOR on $15 million of floating rate debt through November 1997. Under the other agreement, the Company is protected against interest rate increases above 6.0% LIBOR on $10 million of floating rate debt through March 1998. The aggregate cost of these four agreements was $600.

As of February 28, 1994, the Company had unused lines of credit available for working capital of approximately $13.2 million for U.S. operations and $19.2 million for foreign operations.

The fair value of the Company's long-term debt, excluding capital leases, at February 28, 1994, was estimated to be $43.8 million. This estimate is based on the current rates available to the Company for debt of the same remaining maturities, using the discounted cash flow method.
- - --------------------------------------------------------------------------

NOTE F:  LEASES

The Company leases land, automobiles, machinery and equipment under non-cancellable operating leases which expire over the next twenty-six years. Renewal and escalation clauses are not significant.

During fiscal 1993, the Company's German subsidiary entered into a capital lease agreement for substantially all of its computer equipment valued at $5,337.

Land, buildings and equipment include capitalized leases of $7,419 and $7,662 less accumulated amortization of $3,244 and $2,289 as of the last day of February 1994 and 1993, respectively.

Future minimum lease payments under capitalized and long-term non-cancellable operating leases are as follows:

- - ---------------------------------------------------------------------------
                                                 Capitalized    Operating
                                                    Leases       Leases
- - ---------------------------------------------------------------------------
1995                                               $1,560        $1,448
1996                                                1,784         1,156
1997                                                  920           500
1998                                                  --            303
1999                                                  --            161
Thereafter                                            --            436
- - ---------------------------------------------------------------------------
Total minimum lease payments                       $4,264        $4,004
Less amount representing interest                     571        ======
- - ---------------------------------------------------------
Total obligations under capitalized leases         $3,693
- - ---------------------------------------------------------------------------

- - ---------------------------------------------------------------------------
NOTE G:  CONTINGENCIES

The Company is named in various suits and claims which arise in the normal course of business. Where appropriate, the Company engages legal counsel and disputes these claims. The Company believes that it has meritorious defenses, and, although the ultimate outcomes cannot be determined at the present time, it believes the final disposition of these matters will not materially affect the Company's financial position or results of operations.  The Company has no material off-balance-sheet financial risks.
- - ---------------------------------------------------------------------------

NOTE H:  EMPLOYEE BENEFIT PLANS

Stock Option Plan

The Company's existing incentive stock option plan was established in June 1982 by stockholder approval and reserved 225,000 shares for distribution. Under United States tax law, this plan's capability to grant new incentive stock options has expired. As a result, this plan may grant only non-qualified stock options after June 1992. Prior to the expiration of the incentive option granting capability, 28,700 options were granted at $15.00 in fiscal 1993. As of February 28, 1994, 65,613 shares are available for grant.

The following table summarizes the transactions pursuant to the Company's stock option plan for the three-year period ended February 28, 1994:

                                                 Number
                                               of Shares     Option Prices
                                               ---------    ---------------
Options outstanding at February 28, 1991        141,000     $8.25 to $18.25
    Granted                                      63,000           7.50
    Cancelled                                    (2,000)          8.75
    Expired                                     (72,575)         12.375
                                                -------
Options outstanding at February 29, 1992        129,425      7.50 to 18.25
    Granted                                      28,700          15.00
    Cancelled                                    (3,000)     8.25 to 18.25
    Expired                                      (4,775)         14.75
    Exercised                                   (58,823)     7.50 to 18.25
                                                -------
Options outstanding at February 28, 1993         91,527      7.50 to 18.25
    Cancelled                                    (4,367)     7.50 to 8.75
    Expired                                        (250)         18.25
    Exercised                                    (8,967)     7.50 to 15.00
                                                -------
Options outstanding at February 28, 1994         77,943      7.50 to 15.00
                                                =======
Exercisable at February 28, 1994                 43,978      7.50 to 15.00

Employee Stock Purchase Plan

Full-time domestic employees as of December 1 of the preceding calendar year are eligible to contribute 10% of their calendar year base pay up to a maximum of five thousand dollars towards the purchase of the Company's common stock. The purchase price is equal to the lower of 95% of the beginning or end-of-calendar-year quoted NASDAQ price. Under the plan, 7,680, 18,718 and 12,027 shares were issued at $19.95, $5.46 and $5.46 per share during fiscal 1994, 1993 and 1992, respectively. At February 28, 1994, 124,630 shares are available for issuance under the plan.

Bonus, Profit Sharing and Retirement Plans

The Company and its operating entities have various bonus, profit sharing and retirement plans. The Company's bonus plans cover qualified management employees. The payouts of these bonus plans are based on attainment of operating results and other key performance goals. The established Company profit sharing plans cover substantially all employees for an operating entity. Domestically, the profit sharing plan is qualified under Section 401(k) of the Internal Revenue Code. It allows for employee contributions and employer contributions. For foreign operations, the profit sharing plans provide for the payment of a defined percent of wages. Certain key foreign employees are eligible for a one-time lump sum payment on retirement or involuntary termination, the amounts of which are accrued over the employee's estimated service. During fiscal 1994, 1993 and 1992, the expenses for these plans were $3,654, $2,717 and $1,712, respectively.


Future Accounting Changes

Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits," when adopted is not expected to be material.

- - ---------------------------------------------------------------------------

NOTE I:  SEGMENT INFORMATION

Business Segment Information

The Company manufactures and distributes a wide range of industrial component parts.

Identifiable assets report only the assets used in the operation of that business segment. All other assets are shown separately as corporate assets. Corporate assets include cash, other current and noncurrent assets and the Company's investment in the unconsolidated affiliate.

The principal segments are:

    Electromechanical Devices:

    Snap-action, selector and automobile special use switches principally for use in automobiles, home appliances, office and industrial equipment, and vending machines.

    Electronic Assemblies and Displays:

    Keyboards, keyboard switches, gas discharge displays, and automotive electronics for use in a variety of products, including data entry terminals, automobiles, industrial and commercial control devices, business machines and amusement products.

    Semiconductor Devices:

    Principally linear integrated circuits for use in automotive, computer and industrial control equipment.

- - ---------------------------------------------------------------------------
                      Electro-    Electronic  Semi-
                      Mechanical  Assemblies  conductor  Corporate  Consol-
Fiscal Year           Devices     & Displays  Devices    and Other  idated
- - ---------------------------------------------------------------------------
1994
  Net sales           $118,057    $101,461    $ 55,751             $275,269
  Earnings from
    operations           8,550       2,190       7,020               17,760
  Identifiable assets   71,527      68,537      36,661  $  16,823   193,548
  Depreciation and
    amortization         7,065       6,595       2,997         63    16,720
  Additions to land,
    buildings and
    equipment, net      11,243       5,087       7,026               23,356
- - ---------------------------------------------------------------------------
1993
  Net sales           $111,130    $110,178    $ 44,923             $266,231
  Earnings from
    operations           8,279       2,951       5,451               16,681
  Identifiable assets   70,433      69,514      29,474  $  13,798   183,219
  Depreciation and
    amortization         7,488       7,731       2,741         63    18,023
  Additions to land,
    buildings and
    equipment, net       7,583       7,545       4,149       (254)   19,023
- - ---------------------------------------------------------------------------
1992
  Net sales           $ 96,108    $ 96,502    $ 36,021             $228,631
  Earnings(loss) from
    operations           6,971      (3,307)      2,984                6,648
  Identifiable assets   61,599      71,825      25,765  $   22,391  181,580
  Depreciation and
    amortization         6,815       7,071       2,843               16,729
  Additions to land,
    buildings and
    equipment, net       3,858       3,628         761                8,247
- - ---------------------------------------------------------------------------

Geographic Area Information

Intercompany sales between geographic areas are made at prices approximating market and are eliminated from total net sales. No single customer accounts for more than 10% of net sales. The Company's international operations are conducted principally in Western Europe through wholly owned subsidiaries and in Hong Kong and Australia through sales offices.

- - ---------------------------------------------------------------------------
                          United                  Eliminations
Fiscal Year               States    International & Corporate  Consolidated
- - ---------------------------------------------------------------------------
1994
  Net sales              $ 155,647  $  119,622                 $  275,269
  Transfers between areas    1,714      17,534     $  (19,248)
  Total net sales          157,361     137,156        (19,248)    275,269
  Earnings (loss) from
    operations              15,130       4,571         (1,941)     17,760
  Identifiable assets       84,388      92,337         16,823     193,548

- - ---------------------------------------------------------------------------
1993
  Net sales              $ 131,477  $  134,754                 $  266,231
  Transfers between areas    1,803      17,215     $  (19,018)
  Total net sales          133,280     151,969        (19,018)    266,231
  Earnings (loss) from
    operations              11,725       6,800         (1,844)     16,681
  Identifiable assets       70,320      99,101         13,798     183,219
- - -------------------------------------------------------------------------
1992
  Net sales              $ 105,380  $  123,251                 $  228,631
  Transfers between areas    2,120      13,634     $  (15,754)
  Total net sales          107,500     136,885        (15,754)    228,631
  Earnings (loss) from
    operations               5,581       1,812           (745)      6,648
  Identifiable assets       56,727     102,462         22,391     181,580
- - ---------------------------------------------------------------------------

Net assets, including intercompany balances, of foreign subsidiaries and affiliate at year-end were $56,007 (1994), $54,081 (1993), and $52,479
(1992).

- - ---------------------------------------------------------------------------

Quarterly Data (Unaudited)
- - --------------------------------------------------------------------------
                   Net           Gross       Net         Earnings
Fiscal Year        Sales         Margin      Earnings    Per Share
- - --------------------------------------------------------------------------
1994              $275,269       $80,179     $11,033     $2.37
- - --------------------------------------------------------------------------
  Quarters:
     Fourth         70,879        22,589       3,738       .80
     Third          72,954        21,321       3,057       .66
     Second         61,805        16,166         461       .10
     First          69,631        20,103       3,777       .81
- - --------------------------------------------------------------------------
1993              $266,231       $76,521     $10,257     $2.23
- - --------------------------------------------------------------------------
  Quarters:
     Fourth         66,203        18,403       2,128       .45
     Third          69,206        19,523       2,684       .59
     Second         63,288        18,523       2,285       .50
     First          67,534        20,072       3,160       .69
- - --------------------------------------------------------------------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Identification and information as to Directors is incorporated by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders.

Information concerning the executive officers is set forth at the end of
Item 1 in Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation under the caption "Compensation" in the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to security ownership of certain beneficial owners and management is set forth under the caption "Stock Ownership" in the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Peter B. Cherry, the Chairman of the Board and President, is the son of Mr. and Mrs. Walter L. Cherry. There are no other family relationships.

The information set forth under the captions "Employment Contracts and Change of Control Agreements" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders is incorporated herein by reference.

                             Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                             Page

    (a) 1.  FINANCIAL STATEMENTS                         See Part II

    (a) 2. FINANCIAL STATEMENT SCHEDULES

        Report of Independent Public Accountants         See Part II

               V. Land, Buildings and Equipment                S-2
              VI. Accumulated Depreciation and Amortization
                  of Buildings and Equipment                   S-3
            VIII. Valuation and Qualifying Accounts            S-4
              IX. Short-term Bank Borrowings                   S-5

All other schedules are omitted because they are not applicable, not required under the instructions, or the information is included in the financial statements or notes thereto.

Separate financial statements for the Registrant's unconsolidated fifty percent owned affiliate, accounted for by the equity method, have been omitted because the affiliate does not constitute a significant subsidiary.

     (a) 3. EXHIBITS                                  See Index to Exhibits

     (b).   REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed in the last quarter of the Registrant's fiscal year ended the last day of February 1994.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THE CHERRY CORPORATION



By          Peter B. Cherry               By          Dan A. King
   -------------------------------          -------------------------------
            Peter B. Cherry                           Dan A. King
   Chairman of the Board, President            Treasurer, Secretary and
            and Director                         Corporate Controller



By         Walter L. Cherry               By       Thomas L. Martin, Jr.
   -------------------------------          -------------------------------
           Walter L. Cherry                    Dr. Thomas L. Martin, Jr.
               Director                                 Director



By        Alfred S Budnick               By        Robert B. McDermott
   --------------------------------         -------------------------------
          Alfred S. Budnick                        Robert B. McDermott
      Vice President, President                         Director
  Cherry Semiconductor Corporation
            and Director



By       Peter A. Guglielmi               By        Charles W. Denny
   --------------------------------         -------------------------------
         Peter A. Guglielmi                         Charles W. Denny
              Director                                  Director



                                             Dated    May 20, 1994
                                                  -------------------------

                         THE CHERRY CORPORATION
               SCHEDULE V - LAND, BUILDINGS AND EQUIPMENT
       FOR THE YEARS ENDED THE LAST DAY OF FEBRUARY 1994, 1993, and 1992
                         (Dollars in Thousands)
                    Balance                              Other      Balance
                   Beginning   Additions                 Debits     Close
Classification     of Period    at Cost   Retirements  (Credits)  of Period
1994
   Land            $  1,647    $   --       $    --    $     (8)   $  1,639

   Buildings and
   Improvements      71,603      2,120           --      (1,953)     71,770

   Machinery and
   Equipment        141,980     16,720          (830)    (3,306)    154,564

   Construction
   in Progress        3,498      4,550           --         (74)      7,974
                   --------    -------      --------   --------    --------
                   $218,728    $23,390      $   (830)  $ (5,341)   $235,947
                   ========    =======      ========   ========    ========
1993
   Land            $  1,718    $   --       $    (4)   $   (67)    $  1,647

   Buildings and
   Improvements      71,589        470         (106)      (350)      71,603

   Machinery and
   Equipment        131,949     17,210       (6,019)    (1,160)     141,980

   Construction
   in Progress        1,727      1,776          --          (5)       3,498
                   --------    -------      --------   --------    --------
                   $206,983    $19,456      $(6,129)   $(1,582)    $218,728
                   ========    =======      ========   ========    ========
1992
   Land            $  1,771    $    15      $   --     $   (68)    $  1,718

   Buildings and
   Improvements      75,334        214          (35)    (3,924)      71,589

   Machinery and
   Equipment        130,256     11,133       (4,402)    (5,038)     131,949

   Construction
   in Progress        4,056     (1,933)        (132)      (264)       1,727
                   --------    -------      -------    -------     --------
                   $211,417    $ 9,429      $(4,569)   $(9,294)    $206,983
                   ========    =======      ========   ========    ========

NOTE: Other Debits (Credits) include the translation effects resulting from applying S.F.A.S. 52 to our financial statements for all three years in this schedule.

                         THE CHERRY CORPORATION
       SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                          BUILDINGS AND EQUIPMENT
   FOR THE YEARS ENDED THE LAST DAY OF FEBRUARY 1994, 1993 and 1992
                        (Dollars in Thousands)
                        Balance    Charges               Other     Balance
                       Beginning      to                (Debits)    Close
Classification         of Period   Expense  Retirements  Credits  of Period
1994
  Buildings and
  Improvements         $ 20,908   $  2,502   $    --    $   (454)  $ 22,956

  Machinery and
  Equipment             104,455     14,209      (797)     (2,552)   115,315
                       --------   --------   --------   --------   --------
                       $125,363   $ 16,711   $  (797)   $ (3,006)  $138,271
                       ========   ========   ========   ========   ========
1993
  Buildings and
  Improvements         $ 18,570   $  2,504   $  (106)   $   (60)   $ 20,908

  Machinery and
  Equipment              95,474     15,435    (4,214)    (2,240)    104,455
                       --------   --------   --------   --------   --------
                       $114,044   $ 17,939  $ (4,320)   $(2,300)   $125,363
                       ========   ========   ========   ========   ========
1992
  Buildings and
  Improvements         $ 16,728   $ 2,421   $    (34)   $   (545)  $ 18,570

  Machinery and
  Equipment              88,648    14,137     (3,353)    ( 3,958)    95,474
                       --------   -------   --------    --------   --------
                       $105,376   $16,558   $ (3,387)   $ (4,503)  $114,044
                       ========   =======   =========   =========  ========

NOTE: Other (Debits) Credits include the translation effects resulting from applying S.F.A.S. 52 to our financial statements for all three years in this schedule. Fiscal 1992 includes an additional provision of $400 to write-down certain equipment to current estimated market values and charges (debits) to net realizable value reserves of $1,022 for related assets retired during 1992. Fiscal 1993 includes charges (debits) to the net realizable value reserves of $1,374 for related assets retired during the year.

                           THE CHERRY CORPORATION
                   SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
     FOR THE YEARS ENDED THE LAST DAY OF FEBRUARY 1994, 1993 and 1992
                            (Dollars in Thousands)
                          Balance                                 Balance
                          Beginning   Charged to   Additions      Close of
                          of Period   Expense      (Deductions)   Period
                         ----------   ----------   ------------   --------
Allowance for Doubtful
  Accounts:

1994                      $ 2,339     $   255      $  (264)       $ 2,330
                          =======     =======      ========       =======


1993                      $ 1,938     $   736      $  (335)       $ 2,339
                          =======     =======      ========       =======

1992                      $ 1,709     $   569      $  (340)       $ 1,938
                          =======     =======      ========       =======

                         THE CHERRY CORPORATION
                SCHEDULE IX - SHORT-TERM BANK BORROWINGS
    FOR THE YEARS ENDED THE LAST DAY OF FEBRUARY 1994, 1993 and 1992
                        (Dollars in Thousands)
                                         Loans         Weighted Average
    Last day of February              Outstanding       Interest Rate
          1994                         $  5,736              6.6%
                                        =======             =====

          1993                          $ 1,479             11.0%
                                        =======             =====

          1992                          $11,639             10.5%
                                        =======             =====

                           Maximum           Average       Weighted Average
                          Month-end         Month-end          Interest
                          Borrowings        Borrowings          Rates

Year ended last day of
  February
          1994            $ 6,566          $  4,546              7.6%
                          =======           =======             =====

          1993            $11,847           $ 7,445             11.2%
                          =======           =======             =====

          1992            $19,612           $13,270             10.0%
                          =======           =======             =====

The Company's short-term borrowings are denominated in Deutsche Marks.

                                  THE CHERRY CORPORATION
                                    INDEX TO EXHIBITS

  3. a.  Certificate of Incorporation as amended and restated (1).

     b.  By-laws (1).

  4. a. Second Amended and Restated Credit Agreement as of May 9, 1994 among The Cherry Corporation, Continental Bank N.A., Harris Trust and Savings Bank and Harris Trust and Savings Bank as agent, filed as Exhibit 4.a. to Form 8-K dated May 18, 1994 and is incorporated herein by reference.

     b. Other instruments defining the rights of holders of other long-term term debt of the Registrant are not filed as exhibits because the debt authorized under any such instrument does not exceed 10% of consolidated total assets as of the last day of February, 1994. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

 10. a.  Employee Stock Purchase Plan, filed as Exhibit A to the
          Registrant's Proxy Statement for 1980 Annual Meeting of
          Stockholders is incorporated herein by reference.  (2)

     b. 1982 Stock Option Plan, filed as Exhibit A to the Registrant's Proxy Statement for 1982 Annual Meeting of Stockholders is incorporated herein by reference. (2)

     c. Release and final settlement agreement dated May 4, 1992 on agreement for purchase and sale of assets dated May 31, 1991 filed as Exhibit 10.c. to 1992 Form 10-K is incorporated herein by reference. (2)

     d.  Executive agreement dated May 26, 1992, between
          Cherry Semiconductor Corporation and Alfred S. Budnick.
          filed at Exhibit 4d to 1993 Form 10-K is incorporated
          herein by reference.  (2)

 11.     Statement of Computation of earnings per share.  (3)

 21.     Table of Subsidiaries of the Registrant.  (3)

 23.     Consent of independent public accountants.  (3)

(1) Included respectively as exhibits 3(b) and 3(c) to Form S-1 (Second Amendment File No. 2-62065) filed in August, 1978 and is incorporated herein by reference.
(2) Each exhibit marked constitutes a management contract or compensatory plan contract or arrangement filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
(3) Filed herewith.

                            THE CHERRY CORPORATION               Exhibit 11
                       COMPUTATION OF EARNINGS PER SHARE        Page 1 of 2
                 (In thousands, except Per Share Information)
                                           Year Ended Last Day of February
PRIMARY EARNINGS PER SHARE                  1994        1993        1992
Earnings before extraordinary tax credit
  and cumulative effect of change in
  accounting principle                    $ 9,491     $ 7,718     $ 3,774

Extraordinary tax credit                       --       2,539         891

Cumulative effect of change in
 accounting for income taxes                1,542          --          --
                                          -------     -------       -----
Net earnings                              $11,033     $10,257     $ 4,665
                                          =======     =======     =======
Weighted average number of
  shares outstanding                     4,649,924   4,592,114   4,556,745

Primary Earnings per Share:
  Before extraordinary tax credit
    and cumulative effect of change
    in accounting principle                  $2.04       $1.68       $ .83
  Extraordinary tax credit                      --         .55         .19
  Cumulative effect of change in
    accounting principle                       .33          --          --
                                             -----       -----       -----
  Net earnings                               $2.37       $2.23       $1.02
                                             =====       =====       =====
Additional Primary Computation:
  Weighted average shares outstanding
   per primary computation above         4,649,924   4,592,114
  Add dilutive effect of stock
   options determined by
   the treasury stock method                44,901      55,975
                                         ---------   ---------
  Weighted average shares oustanding
   as adjusted                           4,694,825   4,648,089
                                         =========   =========
Primary earnings per share, as adjusted:
  Before extraordinary tax credit
    and cumulative effect of change
    in accounting principle                  $2.02       $1.66
  Extraordinary tax credit                      --         .55
  Cumulative effect of change in
    accounting principle                       .33          --
                                             -----       -----
  Net earnings (a)                           $2.35       $2.21
                                             =====       =====

(a)  This calculation is submitted in accordance with Regulation S-K, item 601 (b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                        THE CHERRY CORPORATION                   Exhibit 11
                  COMPUTATION OF EARNINGS PER SHARE             Page 2 of 2
             (In thousands, except Per Share Information)
                                           Year Ended Last Day of February
FULLY DILUTED EARNINGS PER SHARE            1994        1993        1992
Earnings before extraordinary tax credit
  and cumulative effect of change in
  accounting principle                    $ 9,491     $ 7,718     $ 3,774

Extraordinary tax credit                       --       2,539         891

Cumulative effect of change in
 accounting for income taxes                1,542          --          --
                                          -------     -------       -----
Net earnings                              $11,033     $10,257     $ 4,665
                                          =======     =======     =======
Weighted average number of
  shares outstanding                     4,649,924   4,592,114   4,556,745

Fully Diluted Earnings per Share:
  Before extraordinary tax credit
    and cumulative effect of change
    in accounting principle                  $2.04       $1.68       $ .83
  Extraordinary tax credit                      --         .55         .19
  Cumulative effect of change in
    accounting principle                       .33          --          --
                                             -----       -----       -----
  Net earnings                               $2.37       $2.23       $1.02
                                             =====       =====       =====
Additional Fully Diluted Computation:
  Weighted average shares outstanding
   per fully diluted computation above   4,649,924   4,592,114
  Add dilutive effect of stock
   options determined by
   the treasury stock method                45,951      62,897
                                         ---------   ---------
  Weighted average shares oustanding
   as adjusted                           4,695,875   4,655,011
                                         =========   =========
Primary earnings per share, as adjusted:
  Before extraordinary tax credit
    and cumulative effect of change
    in accounting principle                  $2.02       $1.66
  Extraordinary tax credit                      --         .54
  Cumulative effect of change in
    accounting principle                       .33          --
                                             -----       -----
  Net earnings (a)                           $2.35       $2.20
                                             =====       =====

(a)  This calculation is submitted in accordance with Regulation S-K, item 601 (b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                            THE CHERRY CORPORATION               Exhibit 21
                         SUBSIDIARIES OF THE REGISTRANT


                                                STATE OR COUNTRY
  NAME OF SUBSIDIARY/DIVISION(1)                OF ORGANIZATION
- - ---------------------------------            ----------------------
Cherry Electrical Products
   Waukegan, Illinois                        State of Delaware

Cherry Semiconductor Corporation
   East Greenwich, Rhode Island              State of Rhode Island

Cherry Mikroschalter GmbH
   Auerbach, Germany                         Federal Republic of Germany

Cherry Electrical Products Limited
   Harpenden, England                        United Kingdom

Plastech GmbH
   Bayreuth, Germany                         Federal Republic of Germany

Cherry SARL
   Paris, France                             France

Cherry SRO
   Ostrov, Czech Republic                    Czech Republic

Cherasia Limited
   North Point, Hong Kong                    Hong Kong

Cherry Australia Pty., Ltd.
   Victoria, Australia                       Australia

Cherry Systems Corporation
   Waukegan, Illinois                        State of Texas



(1) Cherry Electrical Products is the only division of The Cherry Corporation. The remaining company's listed above are subsidiaries. All entities conduct business in the name indicated.

            Consent of Independent Public Accountants            Exhibit 23





As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into The Cherry Corporation's previously filed Registration Statement, File Nos. 2-93004 and 2-68204.



                                         Arthur Andersen & Co.
                                         ---------------------
                                         Arthur Andersen & Co.

Chicago, Illinois
May 20, 1994