Form 10-K/A
period 1994-02-28
CHERRY CORP
filed 1994-06-15
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-K/A-1

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

As of May 16, 1994, 4,664,098 shares of the registrant's Common Stock were outstanding.
                        DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated:                          Part of Form 10-K:
- - - ------------------------------------             ------------------
Various parts of the Company's Proxy             All of Part III
Statement for its 1994 Annual Meeting

The undersigned registrant amends the following items, financial statements, exhibits or other portions of its annual report Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 1994 as set forth below:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated statements of cash flows within Item 8 are hereby amended by deleting all of such statements in there entirety and replacing such text with the following:

                         THE CHERRY CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Year Ended the Last Day of February
(Dollars in thousands)                       1994        1993        1992
- - - ---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                          $   11,033  $   10,257  $    4,665
  Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
    Depreciation and amortization           16,720      18,023      16,729
    Cumulative effect of change in
     accounting principle                   (1,542)        --          --
    Loss on sale of land, buildings,
     equipment and intangibles                   4         198         358
    Income from unconsolidated
     affiliate                                (643)       (510)       (532)
    Changes in assets and liabilities:
      (Increase) decrease in receivables    (2,880)     (9,821)      4,167
      (Increase) in inventories             (2,989)     (1,193)       (671)
      (Decrease) increase in
       accounts payable                        784       4,532      (1,691)
      (Increase) decrease in
       income taxes, net                       654       5,687      (8,416)
      Increase in
       deferred income taxes                 1,335         654       3,942
      (Increase) decrease in other
       working capital, excluding
       cash and short-term borrowings        5,871        (956)       (611)
                                        ----------  ----------  ----------
      Total adjustments                     17,314      16,614      13,275
                                        ----------  ----------  ----------
        Net cash provided by
         operating activities               28,347      26,871      17,940
                                        ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of land,
   buildings and equipment                      28         239         471
  Expenditures for land, buildings
   and equipment                           (23,390)    (19,456)     (9,429)
  Other                                       (445)        656        (415)
                                        ----------  ----------  ----------
        Net cash used by investing
         activities                        (23,807)    (18,561)     (9,373)
                                        ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term
    borrowings                               4,447     (10,537)       (210)
  Increase in domestic revolver
    and uncommitted credit facilities        3,651       3,149         807
  Principal payments on long-term
   debt                                    (11,383)    (10,269)     (7,819)
  Proceeds from long-term debt                --         5,485        --
  Equity and other transactions                238         605          10
                                        ----------  ----------  ----------
        Net cash used by
         financing activities               (3,047)    (11,567)     (7,212)
                                        ----------  ----------  ----------
Effect of exchange rate changes on
   cash flows                                 (127)         42         (94)
                                        ----------  ----------  ----------
Net increase (decrease) in cash and
   equivalents                               1,366      (3,215)      1,261
Cash and equivalents, at beginning
   of year                                   1,331       4,546       3,285
                                        ----------  ----------  ----------
Cash and equivalents, at end of year    $    2,697  $    1,331  $    4,546
                                        ==========  ==========  ==========
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
    Interest (net of amount
     capitalized)                       $    4,041  $    5,288  $    6,027
    Income taxes (net of refunds)       $    3,703  $   (4,663) $    2,775

The accompanying notes are an integral part of the consolidated financial statements.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THE CHERRY CORPORATION



By  \s\    Dan A. King
- - - -------------------------------
          Dan A. King
    Treasurer, Secretary and
     Corporate Controller

                                             Dated    June 15, 1994
                                                  -------------------------