Form 10-Q
period 1994-05-31
CHERRY CORP
filed 1994-07-08
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                           FORM 10Q


(  X  ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 31, 1994

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

4,665,765 Common Shares were outstanding as of May 31, 1994.

                   THE CHERRY CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                          May 31,    February 28,
                                           1994           1994
                                       (Unaudited)     (Note 1)
                                        ---------     ---------
ASSETS:
  Cash and equivalents                    $  5,093     $  2,697
  Receivables, net of allowances            46,306       45,016
  Inventories (Note 2)                      35,988       34,481
  Income taxes, net                          1,058        1,154
  Prepaid expenses                           1,762          931
                                          --------     --------
       Total Current Assets                 90,207       84,279

  Land, buildings and equipment, net       103,318       97,676

  Investment in affiliates and
    other, net                              11,994       11,593
                                          --------     --------

TOTAL ASSETS                              $205,519     $193,548
                                          ========     ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT:
  Short-term debt                         $  2,899     $  5,736
  Accounts payable                          15,292       14,243
  Payroll related accruals                  10,332        8,452
  Other accruals                            11,774       11,527
  Current maturities of long-term debt      13,761        4,926
                                          --------     --------
       Total Current Liabilities            54,058       44,884

  Long-term debt                            39,551       42,970

  Deferred income taxes, net and
    deferred credits                        13,317       12,218

  Stockholders' Investment(Note 4):
    Common stock                             4,666        4,661
    Additional paid-in capital              10,242       10,200
    Retained earnings                       76,959       73,042
    Cumulative translation adjustments       6,726        5,573
                                          --------     --------
       Total Stockholders' Investment       98,593       93,476
                                          --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  INVESTMENT                              $205,519     $193,548
                                          ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                              THE CHERRY CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                             (Unaudited)
                              (Dollars in Thousands Except Share Data)
                                        Three Months Ended May 31,
                                        -------------------------
                                             1994         1993
                                         ---------    ---------
Net Sales                                $  79,647    $  69,631
Cost of Products Sold                       54,744       49,528
                                         ---------    ---------
  Gross Margin                              24,903       20,103

Engineering, Distribution and
  Administrative Expenses                   18,077       15,867
                                          --------    ---------
  Operating Income                           6,826        4,236

Interest Expense                              (875)      (1,031)
Other Income, Net                              418          310
                                          --------    ---------
Earnings Before Income Taxes and
  Cumulative Effect of Change
  in Accounting Principle                    6,369        3,515
Income Tax Provision                         2,452        1,280
                                          --------    ---------
Earnings Before Cumulative Effect
  of Change in Accounting Principle          3,917        2,235
Cumulative Effect of Change in
  Method of Accounting for Income
  Taxes (Note 3)                               -          1,542
                                          --------    ---------
Net Earnings                             $   3,917    $   3,777
                                         =========    =========

Earnings per Share (Note 4):
  Before Cumulative
    Effect of Change
    in Accounting Principle              $     .84    $     .48
  Cumulative Effect of Change
  in Accounting Principle                       -           .33
                                         ---------    ---------
  Net Earnings                           $     .84    $     .81
                                         =========    =========

Average Shares Outstanding (Note 4)      4,662,876    4,644,602
                                         =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                   THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                              Three Months Ended May 31,
                                              --------------------------
                                                     1994          1993
                                                 ---------     ---------
Net Cash Provided by Operating Activities         $  8,524      $  5,843

Cash Flows from Investing Activities:
  Expenditures for Land, Building and Equipment     (8,046)       (4,063)
  Other, net                                          (278)          (40)
                                                  --------     ---------
Net Cash Used by Investing Activities               (8,324)       (4,103)
                                                  --------      --------

Cash Flows from Financing Activities:
  (Decrease) Increase in Short-term Debt            (2,991)        1,531
  Increase in Domestic Revolver and Uncommitted
    Credit Facilities                                5,200         1,051
  Principal Payments on Long-term Debt                (823)       (2,113)
  Equity and Other Transactions                         49             4
                                                  --------      --------
Net Cash Provided by Financing
  Activities                                         1,435           473
                                                  --------      --------
Effect of Exchange Rate Changes on Cash Flows          761           102
                                                  --------      --------

Net Increase in Cash and
  Equivalents                                        2,396         2,315
Cash and Equivalents, at Beginning of Year           2,697         1,331
                                                  --------      --------

Cash and Equivalents, at End of Period            $  5,093      $  3,646
                                                  ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                   THE CHERRY CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of May 31, 1994 and the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three months ended May 31, 1994 and 1993, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 1994, and for all periods presented, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1994 Annual Report to Stockholders. The results of operations for the three months ended May 31, 1994 are not necessarily indicative of the operating results for a full year.

2.  INVENTORIES

    Inventory values were as follows:

                                     May 31,         Feb. 28,
                                      1994              1994
                                    -------           -------
    Finished Goods                  $10,511           $11,470
    Work-in-Process                  13,148            12,114
    Component Parts                   8,748             7,627
    Raw Materials                     3,581             3,270
                                     ------            ------
                                    $35,988           $34,481
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

    The result of adopting SFAS No. 109 was a one time increase to net income of $1.5 million reported as the cumulative effect of a change in accounting principle in the first quarter of fiscal 1994.

4.  PROPOSED AMENDMENT TO CERTIFICATE OF INCORPORATION

    On May 3, 1994, the Board of Directors authorized adoption of a proposed amendment to the Company's certificate of incorporation which would among other things (i) reclassify the existing Common Stock ("Existing Common Stock") of the Company as Class B Common Stock and (ii) authorize a new class of non-voting common stock, designated as Class A Common Stock. The stockholders of the Company are being asked to approve the amendment at the Annual Meeting of stockholders on July 11, 1994.

    The Board of Directors authorized a stock dividend of one share of Class A Common Stock for each share of Existing Common Stock outstanding subject to the stockholders approval of the above amendment. This stock dividend will have the same effect on the total number of shares of Common Stock outstanding as a two-for-one stock split. Because this has not yet been approved by the Company's stockholders, the financial statements have not been restated to reflect the results of the proposed amendment and stock dividend. The pro-forma capitalization and earnings per share of the Company reflecting the proposed amendment and stock dividend is as follows:

                                              May 31,
                                                1994
                                             -------
Pro-Forma Stockholders' Investment:
  Class A Common Stock, par value $1.00
    per share; 20,000,000 shares
    authorized; 4,665,765 shares issued
    and outstanding                          $ 4,666
  Class B Common Stock, par value $1.00
    per share; 10,000,000 shares
    authorized; 4,665,765 shares issued
    and outstanding                            4,666
  Additional paid-in capital                  10,242
  Retained earnings                           72,293
  Cumulative translation adjustment            6,726
                                             -------
    Total Stockholders' Investment           $98,593
                                             =======

                                              May 31,          May 31,
                                                1994             1993
                                             -------          -------
Pro-forma Earnings per share:
  Before Cumulative Effect of
    Change in Accounting Principle           $   .42          $   .24
  Cumulative Effect of Change in
    Accounting Principle                          --              .17
                                             -------          -------
  Net Earnings                               $   .42          $   .41
                                             =======          =======

  Average Shares Outstanding               9,325,752        9,289,204

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

First quarter sales of $79.6 million exceeded last year's first quarter sales by 14% and the previous quarterly sales record by 9%. First quarter net earnings of $3.9 million or $.84 per share, also a record, exceeded last year's first quarter comparable earnings, before the effects of an accounting change, of $2.2 million or $.48 per share by 75% and last year's first quarter net earnings of $3.8 million or $.81 per share by 4%. The first quarter of last year included a $1.5 million or $.33 per share increase to net earnings for the cumulative effect of the change to the SFAS 109 method of accounting for income taxes.

Domestic sales increased 22% over last year's first quarter, paced by sales to the automotive industry. European operations continued the improvement which began late last year with a 5% sales increase over last year's first quarter in dollars and a 10% increase over last year in the applicable local currency.

Consolidated gross margins increased from 28.9% to 31.3% of sales. Domestic gross margins increased from 32.2% to 34.5% of sales. Foreign gross margins increased from 24.8% to 26.6% of sales. These improvements are the result of increased volume, cost reduction programs, and improved production efficiencies. The Company's semiconductor operation went to a continuous seven day work week in the second half of last year. Cost reductions have been successfully implemented, especially in the Company's keyboard product line.

Consolidated operating expenses increased 14% which is in line with the Company's increase in sales. Domestic and foreign operating expenses increased 20% and 5%, respectively, which is also in line with the applicable sales increases. Any anticipated economies of scale from the increase in sales were partially offset by the need to staff for increasing business.

Consolidated operating profit, as a result of the above factors, improved from 6.1% to 8.6% of sales. Domestic operating profit improved from 8.0% to 10.7% of sales while foreign operating profit increased from 3.7% to 5.5% of sales.

Consolidated interest expense decreased $156 thousand or 15% as the result of reduced borrowings and improved financing rates.

Consolidated other income increased by $108 thousand primarily because of higher income from an unconsolidated affiliate.

The consolidated effective income tax rate increased from 36.5% to 38.5%. A combination of higher state income taxes and increased foreign profitability resulted in the increase to the effective rate.

In the first quarter of last year, the Company implemented SFAS 109. In accordance with the provisions of SFAS 109, the Company recognized tax assets principally related to the expected benefit of future tax deductions for expenses previously recorded for financial reporting purposes. The resulting $1.5 million benefit ($.33 per share) was recorded in the income statement and is reported as a cumulative effect of a change in accounting principle.

A normal seasonal slowdown in sales is expected in the upcoming second quarter as the result of automotive and appliance model changeovers and summer vacations. The slowdown, however, is expected to be less pronounced than the prior year since the prior year's second quarter was also affected by the height of the European recession.

Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation could have an impact on future sales, earnings, and financial position of the Company as denominated in U.S. dollars. The Company engages in insignificant amounts of hedging contracts with regard to foreign currency transactions and therefore does not have a material derivative exposure.

Liquidity and Capital Resources

In the first quarter of fiscal 1995, the Company modestly improved its financial condition further in spite of significant first quarter capital expenditure increases. The consolidated debt to capital ratio declined to 36.3% from 36.5% at February 28, 1994. First quarter capital expenditures were $8 million versus $4.1 million in the first quarter of last year.

In the first quarter of fiscal 1995, domestic capital expenditures were $6.2 million while foreign capital expenditures were $1.8 million. The higher domestic capital expenditures are consistent with the recent significant domestic growth versus the slowly recovering European economy. Funds were needed domestically for capacity increases and working capital; $5.2 million of the funding came from increased borrowings under the domestic revolver and the balance from operating activities. Foreign operating activities generated sufficient funds to repay $3.8 million of foreign debt and also fund their capital expenditures.

The Company intends to spend approximately $35 million on capital expenditures in fiscal 1995 and to average a capital expenditure level of 10% of sales over fiscal 1995, 1996 and 1997. To accommodate the Company's increased production needs, building and capacity expansion programs are currently underway at both domestic locations.

Although the debt to capital ratio improved, debt increased to $56.2 million from $53.6 million. Debt is expected to increase further as the result of the needed production capacity increases. The Company has sufficient debt funding to finance its operations in the foreseeable future. An equity offering is presently under consideration as a means to increase the Company's financial flexibility. Any decision regarding an equity offering is subject to further analysis and stock market conditions.

                   THE CHERRY CORPORATION AND SUBSIDIARIES

                        PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - none

    (b)  Reports on Form 8-K

         During the quarter, the following Form 8-K Report was filed:

         1.  Form 8-K dated May 18, 1994  (Item 7)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE CHERRY CORPORATION
                                    Registrant



DATE:  July 8, 1994                  By:         Dan A. King
                                         --------------------------
                                                 Dan A. King
                                           Treasurer, Secretary and
                                             Corporate Controller