Form 10-Q
period 1994-08-31
CHERRY CORP
filed 1994-10-05
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                           FORM 10Q


(  X  ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 31, 1994

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

Number of Common Shares outstanding as of August 31, 1994:
    7,553,185 shares of Class A Common
    4,678,185 shares of Class B Common

                   THE CHERRY CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                        August 31,    February 28,
                                           1994          1994
                                       (Unaudited)     (Note 1)
                                        ----------    ----------
ASSETS:
  Cash and equivalents                    $  4,042      $  2,697
  Receivables, net of allowances            45,708        45,016
  Inventories (Note 2)                      42,515        34,481
  Income taxes, net                          2,013         1,154
  Prepaid expenses                           1,828           931
                                          --------      --------
       Total Current Assets                 96,106        84,279

  Land, buildings and equipment, net       110,069        97,676

  Investment in affiliates and
    other, net                              12,797        11,593
                                          --------      --------

TOTAL ASSETS                              $218,972      $193,548
                                          ========      ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT:
  Short-term debt                         $  6,294      $  5,736
  Accounts payable                          14,449        14,243
  Payroll related accruals                   9,768         8,452
  Other accruals                            13,489        11,527
  Current maturities of long-term debt      14,029         4,926
                                          --------      --------
       Total Current Liabilities            58,029        44,884

  Long-term debt                            11,659        42,970

  Deferred income taxes, net and
    deferred credits                        14,079        12,218

  Stockholders' Investment (Note 4):
    Class A Common stock                     7,553            -
    Class B Common Stock                     4,678         4,661
    Additional paid-in capital              40,637        10,200
    Retained earnings                       73,998        73,042
    Cumulative translation adjustments       8,339         5,573
                                          --------      --------
       Total Stockholders' Investment      135,205        93,476
                                          --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  INVESTMENT                              $218,972      $193,548
                                          ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                              THE CHERRY CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                             (Unaudited)
                              (Dollars in Thousands Except Share Data)
                                   Three Months Ended       Six Months Ended
                                        August 31              August 31
                                    1994       1993        1994        1993
                                    ----       ----        ----        ----
Net Sales                        $  74,241  $  61,805   $ 153,888  $ 131,436
Cost of Products Sold               53,427     45,639     108,171     95,167
                                 ---------  ---------   ---------   --------
  Gross Margin                      20,814     16,166      45,717     36,269

Engineering, Distribution and
  Administrative Expenses           17,577     15,038      35,654     30,905
                                  --------  ---------   ---------  ---------
  Operating Income                   3,237      1,128      10,063      5,364

Interest Expense                      (918)      (964)     (1,793)    (1,995)
Other Income, Net                      467        484         885        794
                                  --------  ---------   ---------  ---------
Earnings Before Income Taxes and
  Cumulative Effect of Change
  in Accounting Principle            2,786        648       9,155      4,163
Income Tax Provision                 1,074        187       3,526      1,467
                                  --------  ---------   ---------  ---------
Earnings before Cumulative Effect
  of Change in Accounting
  Principle                          1,712        461       5,629      2,696
Cumulative Effect of Change in
  Method of Accounting for Income
  Taxes (Note 3)                       -          -           -        1,542
                                  --------  ---------   ---------  ---------
Net Earnings                     $   1,712  $     461   $   5,629  $   4,238
                                 =========  =========   =========  =========

Earnings per Share (Note 4):
  Before Cumulative
    Effect of Change
    in Accounting Principle      $     .18  $     .05   $     .59  $     .29
  Cumulative Effect of Change
    in Accounting Principle             -          -           -         .17
                                 ---------  ---------   ---------  ---------
  Net Earnings                   $     .18  $     .05   $     .59  $     .46
                                 =========  =========   =========  =========

Average Shares Outstanding       9,747,550  9,295,670   9,536,283  9,292,436
                                 =========  =========   =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                   THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                                Six Months Ended August 31,
                                                ---------------------------
                                                     1994          1993
                                                 ---------     ---------
Net Cash Provided by Operating Activities         $  9,600      $ 14,541

Cash Flows from Investing Activities:
  Expenditures for Land, Building and Equipment    (17,497)      (10,598)
  Other, net                                          (334)         (130)
                                                  --------      --------
Net Cash Used by Investing Activities             $(17,831)     $(10,728)
                                                  --------      --------

Cash Flows from Financing Activities:
  Increase in Short-term Debt                           85         2,329
  (Decrease) in Domestic Revolver and Uncommitted
    Credit Facilities                              (21,800)         (549)
  Principal Payments on Long-term Debt              (2,369)       (4,330)
  Net Proceeds from Equity Offering                 33,176            -
  Other Equity Transactions                            157            41
                                                  --------      --------
Net cash Provided (Used) by Financing
  Activities                                         9,249        (2,509)
                                                  --------      --------
Effect of Exchange Rate Changes on Cash Flows          327          (268)
                                                  --------      --------

Net Increase in Cash and
  Equivalents                                        1,345         1,036
Cash and Equivalents, at Beginning of Year           2,697         1,331
                                                  --------      --------

Cash and Equivalents, at End of Period            $  4,042      $  2,367
                                                  ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                   THE CHERRY CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of August 31, 1994 and the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three and six months ended August 31, 1994 and 1993, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1994, and for all periods presented, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1994 Annual Report to Stockholders and the Form S-2 filing dated July 12, 1994 described further in footnote 4. The results of operations for the three and six months ended August 31, 1994 are not necessarily indicative of the operating results for a full year.

2.  INVENTORIES

    Inventories were as follows:

                                    August 31,     February 28,
                                       1994            1994
                                    ---------      -----------
    Finished Goods                   $12,091         $11,470
    Work-in-Process                   15,586          12,114
    Component Parts                   10,502           7,627
    Raw Materials                      4,336           3,270
                                    ---------      -----------
                                     $42,515         $34,481
                                    =========      ===========

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

4.  AMENDMENT TO CERTIFICATE OF INCORPORATION AND EQUITY OFFERING

  On July 12, 1994, the Company filed with the Delaware Secretary of State an amended and restated certificate of incorporation which (i) increased the number of authorized shares of common stock of the Company from 10,000,000 to 30,000,000, consisting of 20,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock, (ii) reclassified the Prior Common Stock as Class B Common Stock, (iii) authorized a new class of non-voting stock designated as Class A Common Stock, and (iv) established the rights, powers and limitations of the Class A Common Stock and the Class B Common Stock. On June 16, 1994 the Board of Directors authorized a stock dividend of one share of Class A Common Stock for each share of Prior Common Stock outstanding on July 11, 1994. The stock dividend had the same effect on the total number of shares of Common Stock outstanding as a two-for-one stock split. The earnings per share and average shares outstanding have been restated to reflect the stock dividend.

  On July 12, 1994, the Company made a Form S-2 Filing with the Securities and Exchange Commission to offer 2,500,000 shares of Class A common stock to the public. The Company also granted the underwriters an option to purchase an additional 375,000 shares to cover over-allotments. On August 12, 1994, the entire 2,875,000 shares were sold to the public. The $33.2 million of net proceeds was used to repay domestic debt.

  Earnings per share for the six months ended August 31, 1994, would have been $.50 had the equity offering been made on March 1, 1994, and the domestic debt repaid at that time.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Record second quarter sales of $74.2 million for fiscal 1995 were 20% higher than the same quarter of the prior year. Two consecutive quarters of record sales in fiscal 1995 resulted in six month record sales and net earnings of $153.9 million and $5.6 million, respectively. Current year six month sales were 17% higher than the comparable period of the prior year, while net earnings were 33% higher. Foreign currency translation had no impact on the six month sales nor net earnings. The net earnings record was achieved even though the six month period of the prior year included a $1.5 million or $.17 per share increase to net earnings for the cumulative effect of the change to the SFAS 109 method of accounting for income taxes.

Second quarter sales from domestic operations increased 19% over the prior year's comparable quarter, as double digit increases continue in the current year. These increases are primarily attributable to increased sales to the automotive industry. Sales by our foreign operations increased 22% over last year's second quarter in dollars and 16% in the applicable local currency. Foreign sales, primarily in Europe, are being fueled by our increasing penetration into the European automotive market, expanding sales of keyboards and by a recovering European economy.

The consolidated gross margin rate for the current year second quarter increased to 28.0% of sales from 26.2% for the prior year second quarter, primarily from improving foreign operations which benefitted from higher sales volume and ongoing cost reduction programs. Domestic gross margins declined slightly from 30.1% to 29.2% of sales. This decline results primarily from significantly higher model changeover costs in our automotive power option control business where 70% of our programs in fiscal 1995 are new. Additional model changeover costs will continue into the third quarter, but are anticipated to be lower than those incurred in the second quarter. Foreign gross margins increased from 20.4% to 26.4% of sales. As noted above, these improvements resulted from increased volume and ongoing cost reduction programs..

The current year first half consolidated gross margin increased to 29.7% of sales from 27.6% for the comparable period of the prior year as a result of increased volume and ongoing cost reduction programs, partially offset by higher model changeover costs.

Consolidated operating expenses for the second quarter of the current year increased only 17%, thereby providing some economies of scale from the 20% increase in sales. Domestic operating expenses increased 19% in line with their applicable sales increases, as we continue to staff for increasing business. Foreign operating expenses increased 13% in dollars and 8% in their applicable local currency, versus sales increases of 22% in dollars and 16% in local currency. Consolidated operating expenses for the first half of the current year held steady at 23.2% of sales compared to 23.5% for the comparable period of the prior year.

Consolidated operating profit for the current year second quarter, as a result of the above factors, improved from 1.8% of sales for the comparable quarter of the prior year to 4.4% of sales. Domestic operating profit declined from 6.2% to 5.2% of sales while foreign operating profit increased from a 4.4% of sales operating loss to a 3.2% of sales operating profit. For the current year first half the consolidated operating profit increased to 6.5% of sales from 4.1% for the comparable prior year period. Domestic operating profit improved to 8.1% of sales from 7.1%, while foreign operating profit improved from zero to 4.4% of sales.

Consolidated interest expense for the second quarter and first six months declined 5% and 10%, respectively, from the comparable periods of the prior year, as the result of reduced borrowings and improved financing rates.

The consolidated effective income tax rate for the current year first half increased to 38.5% from 35.2% for the comparable period of the prior year. A combination of higher state income taxes and increased foreign profitability account for the increase in the effective income tax rate.

In the first quarter of last year, the Company implemented SFAS 109. In accordance with the provisions of SFAS 109, the Company recognized tax assets principally related to the expected benefit of future tax deductions for expenses previously recorded for financial reporting purposes. The resulting $1.5 million benefit ($.17 per share) was recorded in the income statement and is reported as a cumulative effect of a change in accounting principle.

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

Liquidity and Capital Resources

On August 19, 1994, the Company successfully concluded its offering of 2,875,000 shares of Class A common stock to the public. The $33.2 million of net proceeds was used to repay domestic debt. As a result, the consolidated debt to capital ratio declined to 19.1% at August 31, 1994 from 36.5% at February 28, 1994. The operational benefit from lower interest expense will become evident in the remainder of fiscal 1995.

Consolidated operations generated $9.6 million in cash for the six month period ended August 31, 1994. Additional financing was provided by the $33.2 million in net proceeds from the equity offering, $85 thousand from an increase in short term debt and $157 thousand from stock options' exercised.

For the first half of fiscal 1995, capital expenditures totaled $17.5 million with $13.7 million expended on domestic operations and $3.8 million on foreign operations. Our emphasis on higher domestic capital expenditures is consistent with the needs created by recent significant domestic growth versus the slowly recovering European economy. The Company repaid $21.8 million on the domestic revolver and uncommitted credit facilities and $2.4 million on other long term debt.

The Company intends to spend approximately $35 million on capital expenditures in fiscal 1995 and to average a capital expenditure level of 10% of sales over fiscal 1995, 1996 and 1997. To accommodate the Company's increased domestic production needs, building and capacity expansion programs are currently underway.

Although the debt to capital ratio was substantially reduced in the current period by funds provided from the equity offering, debt is expected to increase to fund some of our production capacity expansions noted above. Even so, the debt to capital ratio is not expected to increase significantly. As a result of the equity offering, the line of credit under the domestic revolver was reduced to $28 million from $45 million and is now unsecured. Total domestic borrowings are limited to the amount available under this facility. Foreign debt arrangements are currently unchanged but are being reviewed. The Company has sufficient debt funding to finance its operations in the foreseeable future.

                     THE CHERRY CORPORATION AND SUBSIDIARIES

                          PART II.   OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

    a.   The annual meeting of stockholders was held on July 11, 1994.
    b.   Seven directors were elected and received the following votes:

                                                   Votes
                                      -------------------------------
                                           For             Withheld
                                      -------------      ------------
         1.  Peter B. Cherry            4,201,229           226,119
         2.  Walter L. Cherry           4,201,229           226,119
         3.  Alfred S. Budnick          4,198,558           228,790
         4.  Thomas L. Martin, Jr.      4,201,224           226,124
         5.  Robert B. McDermott        4,198,558           228,790
         6.  Peter A. Guglielmi         4,201,208           226,140
         7.  Charles W. Denny           4,201,208           226,140

    c. A proposal to amend Article Four of the Certificate of Incorporation was approved and received the following votes:

                                    Votes
    -------------------------------------------------------------------
      For            Against         Abstained       Broker Non-Votes
    -----------      -----------      -----------      ----------------
     3,186,390         960,173           4,498             276,287

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit Number                 Description of Exhibit
         --------------        -----------------------------------------
             27                    Article 5 Financial Data Schedule


    (b)  Reports on Form 8-K

         During the quarter, the following Form 8-K Report was filed:

         (1)  Form 8-K dated July 13, 1994  (Item 5)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE CHERRY CORPORATION
                                   Registrant



DATE:  October 5, 1994               By:         Dan A. King
                                         --------------------------
                                                 Dan A. King
                                           Treasurer, Secretary and
                                             Corporate Controller