Form 10-Q
period 1994-11-30
CHERRY CORP
filed 1995-01-13
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10Q




     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended November 30, 1994

     (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT OF 1934 (No Fee Required)

           For the transition period from (   ) to (   )

Commission File No. 0-8955

                        THE CHERRY CORPORATION
        (Exact name of registrant as specified in its charter)

            DELAWARE                            36-2977756
(State or other jurisdiction of      (I.R.S. Employer Identification
 incorporation or organization)                  Number)

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

Number of Common Shares outstanding as of November 30, 1994:
    7,560,652 shares of Class A Common
    4,685,652 shares of Class B Common

                     THE CHERRY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                November 30, February 28,
                                                    1994         1994
                                                (Unaudited)    (Note 1)
                                                -----------  -----------
ASSETS:
  Cash and equivalents                            $  6,172     $  2,697
  Receivables, net of allowances                    52,210       42,807
  Inventories (Note 2)                              45,247       34,481
  Income taxes, net                                     61        1,154
  Other current assets                               5,661        3,140
                                                  --------     --------
       Total Current Assets                        109,351       84,279

  Land, buildings and equipment, net               118,773       97,676

  Investment in affiliates and other, net           13,047       11,593
                                                  --------     --------

TOTAL ASSETS                                      $241,171     $193,548
                                                  ========     ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT:
  Short-term debt                                 $  6,062     $  5,736
  Accounts payable                                  16,569       14,243
  Payroll related accruals                          11,101        8,452
  Other accruals                                    13,980       11,527
  Current maturities of long-term debt              13,635        4,926
                                                  --------     --------
       Total Current Liabilities                    61,347       44,884

  Long-term debt                                    25,323       42,970

  Deferred income taxes, net and deferred credits   14,305       12,218

  Stockholders' Investment (Note 4):
     Class A Common stock                            7,560            -
     Class B Common stock                            4,686        4,661
     Additional paid-in capital                     40,685       10,200
     Retained earnings                              78,275       73,042
     Cumulative translation adjustments              8,990        5,573
                                                  --------     --------
       Total Stockholders' Investment              140,196       93,476
                                                  --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT    $241,171     $193,548
                                                  ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                     THE CHERRY CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (Dollars in Thousands Except Share Data)
                                     Three Months Ended  Nine Months Ended
                                         November 30,       November 30,

                                       1994      1993      1994       1993
                                       ----      ----       ----      ----
Net Sales                           $ 91,490  $ 72,954   $245,378   $204,390
Cost of Products Sold                 66,206    51,633    174,377    146,800
                                    --------  --------   --------   --------
  Gross Margin                        25,284    21,321     71,001     57,590

Engineering, Distribution and
  Administrative Expenses             18,482    15,982     54,136     46,887
                                    --------  --------   --------   --------
  Operating Income                     6,802     5,339     16,865     10,703

Interest Expense                        (739)     (968)    (2,532)    (2,963)
Other Income, Net                        450       410      1,335      1,204
                                    --------  --------   --------   --------
Earnings Before Income Taxes and
  Cumulative Effect of Change in
  Accounting Principle                 6,513     4,781     15,668      8,944
Income Tax Provision                   2,236     1,724      5,762      3,191
                                    --------  --------   --------   --------
Earnings before Cumulative Effect of
  Change in Accounting Principle       4,277     3,057      9,906      5,753
Cumulative Effect of Change in Method
  of Accounting for Income Taxes
    (Note 3)                             -         -          -        1,542
                                    --------  --------   --------   --------

Net Earnings                        $  4,277  $  3,057   $  9,906   $  7,295
                                    ========  ========   ========   ========

Earnings per Share (Note 4):
  Before Cumulative Effect of Change
     in Accounting Principle        $    .35  $    .33   $    .95   $    .62
  Cumulative Effect of Change in
    Accounting Principle                 -         -          -          .17
                                    --------  --------   --------   --------

  Net Earnings                      $    .35  $    .33   $    .95   $    .79
                                    ========  ========   ========   ========

Average Shares Outstanding        12,240,499 9,299,934 10,431,133  9,294,936
                                 =========== ========= ==========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                     THE CHERRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)
                                              Nine Months Ended November 30,
                                             -------------------------------
                                                     1994          1993
                                                  --------      --------
Net Cash Provided by Operating Activities         $ 12,455      $ 19,985

Cash Flows from Investing Activities:
  Expenditures for Land, Building and Equipment    (31,785)      (16,242)
  Other, net                                           489          (444)
                                                  --------      --------
Net Cash Used by Investing Activities             $(31,296)     $(16,686)
                                                  --------      --------

Cash Flows From Financing Activities:
  (Decrease) Increase in Short-term Debt              (216)        3,694
  (Decrease) in Domestic Revolver and
     Uncommitted Credit Facilities                  (7,000)         (949)
  Principal Payments on Long-term Debt              (4,227)       (5,138)
  Net Proceeds from Equity Offering                 33,176             -
  Other Equity Transactions                            221            45
                                                  --------      --------
Net Cash Provided (Used) by Financing Activities    21,954        (2,348)
                                                  --------      --------

Effect of Exchange Rate Changes on Cash Flows          362           231
                                                  --------      --------

Net Increase in Cash and Equivalents                 3,475         1,182
Cash and Equivalents, at Beginning of Year           2,697         1,331
                                                  --------      --------

Cash and Equivalents, at End of Period            $  6,172      $  2,513
                                                  ========      ========

The accompanying notes are in integral part of the consolidated financial statements.

                     THE CHERRY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of November 30, 1994 and the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three and nine months ended November 30, 1994 and 1993, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1994, and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1994 Annual Report to Stockholders and the form S-2 filing dated July 12, 1994 described further in footnote 4. The results of operations for the three and nine months ended November 30, 1994 are not necessarily indicative of the operating results for a full year.

2.   INVENTORIES

     Inventory values were as follows:

                              November 30,   February 28,
                                 1994            1994
                              -----------    -----------

     Finished Goods            $  12,413      $  11,470
     Work-in-Process              16,937         12,114
     Component Parts              11,205          7,627
     Raw Materials                 4,692          3,270
                              -----------    -----------
                               $  45,247      $  34,481
                              ===========    ===========


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

     Earnings per share for the nine months ended November 30, 1994, would have been $.85 had the equity offering been made on March 1, 1994, and the domestic debt repaid at that time.

5.   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Record third quarter sales of $91.5 million for fiscal 1995 were 25% higher than the same quarter of the prior year. Third quarter sales from domestic operations increased 27% over the prior year's comparable quarter, as double digit increases continue in the current year. These increases are primarily attributable to increased sales to the automotive industry. Sales by our foreign operations increased 23% over last year's third quarter in dollars and 15% in the applicable local currency. Foreign sales, primarily in Europe, are being fueled by our increasing penetration into the European automotive market, expanding sales of keyboards and by a recovering European economy.

Record sales for each of the first three quarters of fiscal 1995 resulted in nine month record sales and net earnings of $245.4 million and $9.9 million, respectively. Current year nine month sales were 20% higher than the comparable period of the prior year, while net earnings were 36% higher. Foreign currency translation did not have a significant impact on consolidated nine month sales or net earnings. The net earnings record was achieved even though the nine month period of the prior year included a $1.5 million or $.17 per share increase to net earnings for the cumulative effect of the change to the SFAS 109 method of accounting for income taxes.

The consolidated gross margin rate for the current year third quarter decreased to 27.6% of sales from 29.2% for the prior year third quarter. This decline results primarily from higher than anticipated model changeover costs in our domestic automotive armrest control business where 70% of our programs in fiscal 1995 are new and demand is significantly higher than anticipated. As a result, domestic gross margins declined from 31.8% to 26.5% of sales. The Company is aggressively pursuing cost improvements which will be fully implemented over the next several quarters. Foreign gross margins increased from 25.9% to 29.2% of sales. These improvements resulted from increased volume and ongoing cost reduction programs.

The year-to-date consolidated gross margin increased to 28.9% of sales from 28.2% primarily due to increased volume and ongoing cost reduction programs offset by higher model changeover costs.

Consolidated operating expenses for the third quarter of the current year increased only 15.6%, thereby providing some economies of scale from the 25% increase in sales. Domestic operating expenses increased 11%, well below their applicable sales increases. Foreign operating expenses increased 23% in dollars and 14% in their applicable local currency, consistent with their applicable sales increases. Consolidated operating expenses for the first nine months of the current year improved to 22.1% of sales compared to 22.9% for the first nine months of the prior year.

Consolidated operating profit for the third quarter, as a result of a combination of the above factors, remained consistent with the prior year at 7.4% of sales. Domestic operating profit declined from 8.5% to 6.1% of sales while foreign operating profit increased from 5.8% of sales to 9.1% of sales. For the current nine month period, the consolidated operating profit increased to 6.9% of sales from 5.2% for the comparable prior year period. Domestic operating profit slipped to 7.4% of sales from 7.6%, while foreign operating profit improved from 2.1% to 6.2% of sales.

Consolidated interest expense for the third quarter and first nine months declined 24% and 15%, respectively, from the comparable periods of the prior year due to reduced borrowings resulting from the August equity offering.

The consolidated effective income tax rate of 34.3% for the third quarter is below the 36.1% rate for the comparable period of the prior year. This is primarily attributable to the recognition of tax credits which have been realized. The effective rate for the first nine months is comparable to the same period of the prior year.

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

Liquidity and Capital Resources

On August 19, 1994, the Company successfully concluded its offering of 2,875,000 shares of Class A common stock to the public. The $33.2 million of net proceeds was used to repay domestic debt. As a result, the consolidated debt to capital ratio declined to 24.3% at November 30, 1994 from 36.5% at February 28, 1994.

Consolidated operations generated $12.5 million in cash for the nine month period ended November 30, 1994. Additional cash was provided by the $33.2 million in net proceeds from the equity offering.

For the first nine months of fiscal 1995, capital expenditures totaled $31.8 million with $24.1 million expended on domestic operations and $7.7 million on foreign operations. Our emphasis on higher domestic capital expenditures is consistent with the needs created by recent significant domestic growth. The Company repaid $7.0 million on the domestic revolver and uncommitted credit facilities and $4.2 million on other long term debt.

The Company anticipates spending approximately $40 million on capital expenditures in fiscal 1995. If currently anticipated sales growth materializes, the Company estimates that capital expenditures will average 12% of sales over fiscal 1996 and 1997. A significant portion of these capital expenditures would be to increase capacity to accommodate this growth.

Although the debt to capital ratio was reduced in the current year by funds provided from the equity offering, debt is expected to increase to fund some of our production capacity increases noted above. As a result of the equity offering, the borrowing capacity under the domestic revolver was reduced to $28 million from $45 million. Total domestic borrowings are limited to the amount available under this facility which is now unsecured. The Company currently anticipates increasing the credit available under domestic and foreign committed facilities which should provide the Company with sufficient borrowing capacity for the forseeable future.

                     THE CHERRY CORPORATION AND SUBSIDIARIES

                          PART II.   OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


      (a)  Exhibits

          Exhibit Number                     Description of Exhibit
          --------------                ---------------------------------
               27                       Article 5 Financial Data Schedule

      (b)  Reports on Form 8-K

      During the quarter, no Form 8-K reports were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE CHERRY CORPORATION
                                       (Registrant)



DATE:  January 12, 1995            By: Dan A. King
                                   ------------------------
                                       Dan A. King
                                   Treasurer, Secretary and
                                   Corporate Controller