Form 10-K405
CHERRY CORP
filed 1995-05-22
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For this fiscal year ended the Last Day of February, 1995
Commission File Number 0-8955

                             THE CHERRY CORPORATION
             (Exact name of registrant as specified in its charter)
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

                              Class A Common Stock
                                (Title of Class)
                              Class B Common Stock
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          (X) Yes    ( )  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to the form 10-K.         (X)

The aggregate market value of the registrant's Class A and Class B Common Stock on April 28, 1995 held by nonaffiliates was approximately $94 million, based on a calculation that 54% of the shares are owned by nonaffiliates and are valued at the closing prices as reported on the NASDAQ National Market System on April 28, 1995.

Number of common shares outstanding as of May 16, 1995:
     7,560,652 shares of Class A Common
     4,712,341 shares of Class B Common

                      DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated:                      Part of Form 10-K
-----------------------                      -----------------
Various parts of the Company's Proxy         All of Part III
Statement for its 1995 Annual Meeting

                             THE CHERRY CORPORATION

                                     PART I

ITEM 1.  BUSINESS


GENERAL


The Cherry Corporation (`Cherry'', ``Company'' or `Corporation'') was incorporated in 1953 in the State of Illinois and reincorporated in the State of Delaware in 1978. The Company and its subsidiaries design, manufacture and sell over 3,000 types of proprietary and custom electrical, electronic and semiconductor components used by a broad range of original equipment manufacturers (OEM's) and distributors in the automotive, computer and consumer and commercial markets.

Cherry's executive offices are located at the Cherry Electrical Products division in Waukegan, Illinois. Its wholly owned subsidiary companies operate in the following locations: Cherry Semiconductor Corporation, Rhode Island; Cherry Mikroschalter GmbH, the Federal Republic of Germany; Plastech GmbH, the Federal Republic of Germany; Cherry Electrical Products Ltd., United Kingdom; Cherry SARL, France; Cherasia Limited, Hong Kong; Cherry SRO, Czech Republic; Cherry Australia Pty., Ltd., Australia; and Cherry Systems Corporation, Illinois. Additionally, the Company operates in Japan and India through 50% owned affiliates, Hirose Cherry Precision Company Limited and TVS Cherry Private Limited, respectively. The Company also operates a branch sales and engineering office in Japan under the name Cherry Automotive-Japan.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Refer to the Business Segment and Geographic Area Information contained in Item 8 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

Cherry has three major business segments:

The Automotive Market segment designs, manufactures and sells semiconductors, electronic controls and switch assemblies for the automobile industry. Automobile special-use switches and switch assemblies are used in a variety of applications including power windows, central door lock and mirror controls. The Company's semiconductor devices are integrated circuits used in power train controls, body electronics, vehicle control and safety, instrumentation and entertainment electronics. Its electronic control modules are used as controls for sunroofs, convertible tops and memory power seats. These products are custom made for major U.S. and European manufacturers, including Japanese transplants in North America. The Company's automotive customers generally pay for the tooling and other special manufacturing requirements.

The Computer Market segment designs, manufactures and sells keyboards and related products, semiconductors and switches for computer applications. Cherry sells standard and specialty keyboards for use with personal computers; data entry, point-of-sale and reservation terminals; word processing systems; and other computer input applications. Specialty keyboards include integrated magnetic card readers, bar code readers or chip card readers. Semiconductors are used for power management solutions in the computer market and applications include uninterruptible power sources, tape backup and distributed power sources. Selector switches are used in addressing peripherals in computer networks, among other applications.

The Consumer and Commercial Market segment designs, manufactures and sells switches, semiconductors and electronic controls and displays used in household appliances, office equipment and cellular telephones. Snap-action switches are generally manufactured to customer specifications by modifying the Company's standard products. Switches are used in various appliances, office equipment and control and measurement device applications. Semiconductor applications include cellular communications, off-line power supplies and DC/DC converters. Plasma display products are primarily sold to the amusement industry as readouts for electronic games. Electronic interface panels are used in office equipment and medical instrumentation.

Inflation has not been a material factor in any segment.

MARKETS, MAJOR CUSTOMERS AND SEASONALITY


Virtually all of the Company's sales are made to original equipment manufacturers and to independent distributors. In fiscal 1995, sales to the Company's five largest customers accounted for 35.4% of consolidated sales. Of these five largest customers, sales to General Motors and Ford were 13.9% and 13.8%, respectively.

Within the Company's Automotive Market segment, four customers account for 76% of the segment sales and include General Motors and Ford mentioned above. The Consumer and Commercial Market segment has one customer which accounts for 10.9% of that segment's sales.

The Company normally experiences a slowdown in sales during the summer months from model changeovers and factory vacation shutdowns by its customers.

DISTRIBUTION

The Company's domestic sales are handled by Cherry sales representatives or through independent sales representatives and distributors. All are supported by Company customer service personnel. The independent sales organizations also sell products for other companies, although generally not those which compete with Cherry products.

Cherry Mikroschalter GmbH sells through sales representatives and independent distributors located throughout Europe and the Far East. Cherry Electrical Products Ltd., United Kingdom, under the direction of Cherry Mikroschalter GmbH, is responsible for sales efforts in Great Britain and Ireland through sales representatives and independent distributors. In Japan, the Company's joint venture sales are directed by Hirose Cherry Precision Co., Ltd. through distributors. In India, sales are directed by Cherry's new joint venture, TVS Cherry Private Limited. Cherry SARL sells products in France which are purchased primarily from Cherry Mikroschalter GmbH. Cherasia Limited sells Cherry products throughout the Far East. In Australia, Cherry products are sold through Cherry Australia Pty. Ltd. The Company's automotive sales and engineering center in Japan coordinates selling activities with Japanese automotive manufacturers.


COMPETITION

The Company does business in highly competitive markets. The Company believes that it is the second or third largest manufacturer of snap-action switches and automotive special use switches in North America. In addition, the Company believes it has a significant market position in the other two markets it serves. Competitors include a large number of independent domestic and foreign suppliers. Certain competitors in each of the Company's markets have substantially greater manufacturing, sales, research and financial resources than the Company. The Company believes that the principal competitive factors in its markets are price, product quality and reliability, and the ability to meet customer delivery requirements and to custom design products to customer specifications.

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

                                                     Backlog as of
                                                The Last Day of February
                                                ------------------------
             (000's Omitted)                      1995           1994
                                                ---------      ---------
   Automotive Market Segment                    $  46,278      $  23,064
   Computer Market Segment                         31,912         33,801
   Consumer and Commercial Market Segment          37,817         24,812
                                                ---------      ---------
                                                $ 116,007      $  81,677
                                                =========      =========

PATENTS

The Company has numerous United States and foreign patents and patent applications. As the Company develops products for new markets and uses, it normally seeks patent protection. Many of the Company's products embody some patent protection. Although patents are important to the Company, Cherry is not dependent on any single patent or group of related patents. The Company also owns various trademarks, trade names and proprietary information, some of which are considered valuable assets.

PRODUCT DEVELOPMENT

During the fiscal year ended the last day of February 1995, the Company spent approximately $14,841,000 on product development. The Company spent approximately $10,424,000 and $9,102,000 on product development in fiscal 1994 and 1993, respectively. The percentage of development expenses reimbursed by customers was not significant in any of the periods discussed.

EMPLOYEES

As of February 28, 1995, the Company employed 3,986 persons.

ENVIRONMENTAL PROTECTION

The Company believes that its manufacturing operations and properties are in material compliance with existing federal, state and local provisions enacted or adopted to regulate the discharge of materials into the environment, or otherwise protect the environment. Such compliance has been achieved without material effect on Cherry's earnings or competitive position.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Company's executive officers, their ages, business experience, and position and offices as of February 28, 1995.

                                    Term as       Business Experience During
       Name             Age         Officer          the Past Five Years

Peter B. Cherry         47            21        Chairman of the Board,(1992),
                                                and President, 1982; and Chief
                                                Executive Officer, 1986.

Alfred S. Budnick       57            18        Vice President of the Company
                                                and President of Cherry
                                                Semiconductor Corporation since
                                                1977.

Grant T. Hollett, Jr.   52            3         Vice President since June 1992;
                                                President of Cherry Electrical
                                                Products Division since 1990;
                                                Executive Vice President prior
                                                to 1990.

Klaus D. Lauterbach     52            3         Vice President since June 1992;
                                                General Manager of Cherry Mikro-
                                                schalter GmbH since 1990;
                                                Assistant General Manager prior
                                                to 1990.

Dan A. King             45            7         Secretary (in 1993); Treasurer
                                                and Corporate Controller since
                                                1990; and prior to 1990,
                                                Corporate Controller since 1984.

ITEM 2.   PROPERTIES


Cherry owns and leases manufacturing, warehousing and office space in 15 cities around the world. The Company owns its major facilities which are located in Illinois, Rhode Island and Germany and comprise 345,000, 150,000 and 369,000 square feet, respectively. In addition, the Company also owns a 28,000 square foot facility in England. All owned facilities are used for a combination of production, warehousing and administrative activities. The Company also leases facilities totaling 134,000 square feet, with approximately 79% used for production, assembly and warehousing and the balance primarily for sales activities. The leases expire at various dates through December 31, 2000.

The total owned and leased facilities noted above are currently used by the business segments in the following estimated proportion:

          Automotive Market                     42%
          Computer Market                       24%
          Consumer & Commercial Market          34%
                                             ------
                                               100%
                                             ======

All facilities are in generally good condition and provide adequate and suitable space for the operations at each location.

The Company utilizes machinery and equipment necessary to conduct its operations. Substantially all of such machinery and equipment is owned by the Company.

Refer to Item 8 of this Annual Report on Form 10-K for information regarding notes payable secured by real estate.

ITEM 3.LEGAL PROCEEDINGS


The Company is named in various suits and claims which arise in the normal course of business. Where appropriate, the Company engages legal counsel and disputes these claims. The Company believes that it has meritorious defenses and that the final disposition of these matters will not materially affect the Company's financial position or results of operations.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to stockholders during the fourth quarter of the fiscal year.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

The Cherry Corporation common stocks are traded on the NASDAQ National Market System under the NASDAQ symbols CHERA and CHERB. As of May 16, 1995, there were approximately 2,200 and 1,800 holders of record of the Class A and Class B common stocks, respectively. The Class A Common Stock did not begin trading on NASDAQ until July, 1994. The historical sales price for Class B Common Stock has been restated to reflect the estimated effect of the stock dividend issued on July 14, 1994. The quarterly high and low prices reported on NASDAQ and the dividends paid per common share in the last two fiscal years are shown below:

                          Class A Common                Class B Common
Fiscal 1995:          High     Low     Dividend       High     Low   Dividend
  Quarters:
      Fourth         $16.50   $12.50   $ --        $16.25   $12.00   $ --
      Third           17.38    13.25     --         17.25    13.50     --
      Second          15.00    11.75     --         15.88    11.50     --
      First           --       --        --         15.50    12.13     --

Fiscal 1994:
   Quarters:
     Fourth         $--      $--      $ --        $13.25   $10.13   $ --
      Third           --       --        --         11.13     6.81     --
      Second          --       --        --         10.88     7.00     --
      First           --       --        --         17.00     9.13     --

ITEM 6.  SELECTED FINANCIAL DATA

The following summary should be read in conjunction with the consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K:

                  (Dollars in thousands except share and employee data)
Year Ended the Last Day of February         1995       1994       1993      1992     1991(1)
--------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
   Net sales                              $ 339,237   275,269   266,231   228,631   245,887
   Gross margin                           $  97,018    80,179    76,521    60,650    68,014
   Operating expenses                     $  73,620    62,419    59,840    54,002    65,986
   Earnings from operations               $  23,398    17,760    16,681     6,648     2,028
   Other income, net                      $   1,671     1,240       483     2,047     1,130
   Earnings before interest and taxes     $  25,069    19,000    17,164     8,695     3,158
   Interest expense, net                  $   3,218     3,817     5,230     5,740     5,837
   Earnings (loss) before income
     taxes, extraordinary tax credit
     and cumulative effect of
     change in accounting principle       $  21,851    15,183    11,934     2,955    (2,679)
   Income tax provision (benefit)         $   7,028     5,692     4,216      (819)    3,039
   Earnings (loss) before extraordinary
     tax credit and cumulative effect
     of change in accounting principle    $  14,823     9,491     7,718     3,774    (5,718)
   Extraordinary tax credit               $      --        --     2,539       891        --
   Cumulative effect of change in
     accounting principle                 $      --     1,542        --        --        --
   Net earnings (loss)                    $  14,823    11,033    10,257     4,665    (5,718)

OTHER STATISTICS
   Net earnings (loss) as a percent
     of sales                                  4.4%      4.0%      3.9%      2.0%    (2.3)%
   Average shares outstanding            10,882,950 9,299,848 9,184,228 9,113,490 9,106,442
  Earnings (loss) per share:
   Earnings (loss) before extraordinary
     tax credit and cumulative effect
     of change in accounting principle    $    1.36      1.02       .84       .41    (0.63)
   Extraordinary tax credit               $      --        --       .28       .10        --
   Cumulative effect of change in
     accounting principle                 $      --       .17        --        --        --
  Net earnings (loss) per share           $    1.36      1.19      1.12       .51     (.63)
  Return on average stockholders'
   equity                                     12.3%     12.6%     13.4%      6.7%    (8.2)%
  Dividends per share                     $      --        --        --        --       .03
  Capital expenditures, net               $  44,736    23,356    19,023     8,247    17,057
  Depreciation and amortization           $  18,768    16,720    18,023    16,729    17,325

FINANCIAL POSITION
  Working capital                         $  46,001    39,395    43,791    33,893    28,027
  Current ratio                                 1.7       1.9       2.2       1.7       1.5
  Total assets                            $ 261,193   193,548   183,219   181,580   193,130
  Long-term debt                          $  25,863    42,970    50,817    49,808    60,857
  Total debt                              $  48,658    53,632    58,248    70,180    81,508
  Stockholders' equity                    $ 147,627    93,476    82,014    71,049    68,190
  Stockholders' equity per share          $   12.03     10.03      8.83      7.78      7.49
  Debt to capital ratio                       24.8%     36.5%     41.5%     49.7%     54.4%
  Net cash provided by operating
   activities                             $  23,786    28,347    26,871    17,940    17,113

PER EMPLOYEE DATA
  Average number of employees                 3,617     3,048     2,765     2,846     3,073
  Net sales                               $  93,790    90,311    96,286    80,334    80,015
  Average assets employed                 $  62,862    61,806    65,967    65,831    61,012

(1)Operating expenses include a $5,600 provision for restructuring costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FISCAL 1995 VS. FISCAL 1994

     For fiscal 1995, consolidated sales of $339.2 million and net earnings of $14.8 million are new records for our third consecutive year.

     Consolidated sales of $339.2 million increased 23% over fiscal 1994 sales, with domestic sales increasing 26% and international sales increasing 19%. Approximately one fourth of the international sales increase is attributable to foreign currency translation. The domestic sales growth results primarily from increased sales to the automotive market together with new sales to a cellular phone manufacturer. International sales grew from our increasing penetration into the European automotive market, expanding sales of keyboards and by the steadily improving European economy.

     All business segments recorded increases in current year consolidated sales compared to the prior year. The Automotive Market led the way with a 40% increase in sales, while the Consumer and Commercial (C&C) Market and the Computer Market recorded sales increases of 20% and 8%, respectively. Within the Automotive Market, sales of switch assemblies increased 48%, semiconductor devices 36% and electronic controls 14%. The primary contributor to the sales increase in the C&C Market was semiconductor sales to a new customer that manufactures cellular phones. The Computer Market sales increases came primarily from keyboards and related products, which more than offset a decline from semiconductor sales.

     Current year operating profit increased to $23.4 million or 6.9% of sales from $17.8 million or 6.5% of sales in the prior year. Although the operating profit margin improved and current operating expenses as a percentage of sales declined to 21.7% from 22.7%, we did not receive the full benefit from the increased sales volume. The current year gross margin rate declined to 28.6% from 29.1% in the prior year. This decline resulted primarily from higher than anticipated model changeover costs in our domestic automotive power option control business where 70% of our programs in fiscal 1995 were new. The significantly higher than anticipated demand also resulted in increased costs caused by labor inefficiencies, air freight and scrap. The current year domestic operating profit margin declined to 8.4% from 9.9% for the reasons noted above. Whereas, the foreign operating profit margin for the current year improved to 6.6% from 4%, as a result of increased sales volume and ongoing cost reductions.

     Current year operating profit margins by business segment were mixed. The Automotive Market current year operating profit margins declined to 7.3% from 11.1% primarily as a result of the higher domestic model changeover costs discussed earlier. The Computer Market operating profit margins for the current year improved to 9.2% from 5.2% as a result of higher volume, improved product mix and cost reduction programs. The C&C Market current year operating profit margins improved to 6.1% from 4.5% primarily from higher sales to a new cellular phone customer noted above and a better product mix.

     Other income of $1.7 million for the current year increased $.4 million from the prior year primarily from an increase in customer tooling income.

     Interest expense for the current year declined to $3.4 million from $3.9 million. The net proceeds from the August 1994 equity offering were used to reduce domestic borrowings, resulting in the lower interest expense in the current year. In addition, foreign borrowings in local currencies and related interest rates also declined and contributed to the lower interest expense.

     The effective tax rate for fiscal 1995 was 32.2% versus 37.5% in the prior year. The lower current year tax rate results primarily from the utilization of foreign tax credit carryforwards.

     Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation can have an impact on future sales, earnings, and financial position of the Company when translated into U.S. dollars. The Company engages in insignificant amounts of hedging contracts with regard to foreign currency transactions and therefore does not have a material financial derivative exposure.

FISCAL 1994 VS. FISCAL 1993

     In fiscal 1994, the Company established new sales and earnings records of $275.3 million and $11 million, respectively. This is the Company's second consecutive year of record sales and earnings.

     Consolidated current year net sales of $275.3 million increased 3% from the prior year and domestic sales increased 18% from the prior year, while international sales decreased 11%. The current year domestic sales growth is attributable to a stronger overall domestic market, especially in automotive, and the Company's increased penetration into the domestic automotive market. On the international front, approximately half of the 11% current year sales decrease is attributable to foreign currency translation. The remaining foreign sales decline is attributable to a slow European economy and price pressures in the computer marketplace.

     Fiscal 1994 sales performance from a business segment perspective is mixed. Current year sales of the Automotive Market increased 20% from the prior year, as the Company increased penetration into a stronger domestic automotive market. Electronic controls registered the largest increase at 63% followed by semiconductor devices at 26% and switch assemblies at 10%. The Consumer and Commercial (C&C) Market current year sales increased 4% from the prior year, with semiconductor devices recording the largest increase at 34%. Current year sales to the Computer Market declined 10% from the prior year. Approximately 38% of this decline is related to foreign currency translation, since the majority of these products are manufactured and sold in Europe. The remaining portion of this segment's decline is related to the slow European economy and the price pressures within that market.

     Current year operating profit margins remained virtually unchanged at 6.5% of sales and consequently the current year $1.1 million increase in operating profit is the result of increased sales.

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

     Operating profit margins from a business segment perspective varied. Operating profit margins in the Computer Market declined to 5.2% versus 6.1% in the prior year. This decline is the result of a 10% current year sales decline and severe price pressures.

     The Automotive Market continues to be the Corporation's leader in sales growth, operating profit margins and return on investment. In the current year, operating profit margins reached 11.1% of sales, compared to last year's record 9.9% of sales. High factory utilization and productivity improvements are largely responsible for these strong results. This segment continues to produce at close to capacity and is currently expanding its capacity to meet future demands.

     The 4.5% current year operating profit margins for the C&C Market are down slightly from 5.2% in the prior year.

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

     The effective tax rate for fiscal 1994 is 37.5%, versus 35.3% for fiscal 1993. The change in rate is primarily due to higher domestic state income taxes.

     In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes." In accordance with the provisions of SFAS 109, the Company recognized tax assets principally related to the expected benefit of future tax deductions for expenses previously recorded for financial reporting purposes. The resulting $1.5 million benefit was recorded in the income statement and reported as a cumulative effect of a change in accounting principle.

     The extraordinary tax credit for fiscal 1993 and 1992 resulted from the utilization of net operating loss carryforwards, primarily from domestic operations, in accordance with the provisions of Accounting Principles Board Opinion No. 11.

LIQUIDITY AND CAPITAL RESOURCES

     In August 1994, the Company successfully concluded its offering of 2,875,000 shares of Class A common stock to the public. The net proceeds from the equity offering gave us the financial flexibility to increase our domestic manufacturing capacities while reducing our domestic debt. This also enabled the Company to reduce its debt to capital ratio from 36.5% at February 28, 1994 to 24.8% at the end of the current year.

     Consolidated operations generated $23.8 million in cash, with an additional $33.2 million in net proceeds coming from the equity offering and $10.8 million from short term borrowings. Proceeds from employee stock purchase and stock option transactions also provided $.5 million.

     The Company invested $44.9 million in capital expenditures, with $34 million for domestic operations and $10.9 million for foreign operations. The domestic revolver and uncommitted credit facilities were reduced by $5.8 million, and $14.9 million of long term debt was repaid.

     If currently anticipated sales growth materializes, the Company estimates that capital expenditures will average 12% of sales over fiscal 1996 and 1997.
A significant portion of these capital expenditures will be to increase capacity to accommodate growth. Although operations are expected to generate a majority of the funds needed, debt is expected to increase to fund some of these production capacity increases.

     The translation of foreign assets into U.S. dollars at year end rates of exchange accounted for approximately 25 percent of the increase in total assets between fiscal 1994 and 1995.

     Subsequent to year end, the Company entered into a new credit facility for $65 million which is unsecured. The new facility increased borrowing capacity, reduced interest rates, eliminated collateral requirements and allows $25 million in multicurrency borrowing by the Company's German subsidiary. Interest is at the prime rate or, depending upon the Company's financial performance, LIBOR plus .375% to .625%. The facility fee is also dependent upon the Company's financial performance and ranges from .125% to .2% of the facility amount. The facility has an initial maturity of May 12, 2000, but may be extended for an additional year on both the first and second anniversary dates of the facility upon mutual agreement of the Company and the banks. The facility has a competitive bid option which can result in interest rates below the stated rates.

     Internationally, the Company has $29 million of short-term ,uncommitted banks lines.

     These credit facilities and bank lines should be sufficient, together with internally generated cash, to finance the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Cherry Corporation:

We have audited the accompanying consolidated balance sheets of The Cherry Corporation (a Delaware corporation) and subsidiaries as of the last day of February, 1995 and 1994, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years ended the last day of February, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cherry Corporation and subsidiaries as of the last day of February, 1995 and 1994, and the results of their operations and cash flows for each of the three years ended the last day of February, 1995, in conformity with generally accepted accounting principles.

As discussed in Note C to the consolidated financial statements, effective March 1, 1993, the Company's changed its method of accounting for income taxes.

Our audit was made for purposes of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                            Arthur Andersen LLP
                                                            -------------------
                                                            Arthur Andersen LLP


Chicago, Illinois
April 12, 1995

                             THE CHERRY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (Dollars in thousands except share data)
                                                  Year Ended the Last Day of February
                                                  1995           1994           1993
---------------------------------------------------------------------------------------
SALES AND COSTS
   Net sales                                  $   339,237    $   275,269    $   266,231
   Cost of products sold                          242,219        195,090        189,710
                                              -----------    -----------    -----------
   Gross margin                                    97,018         80,179         76,521
                                              -----------    -----------    -----------

EXPENSES
   Research and engineering                        20,567         15,230         14,162
   Distribution                                    26,834         22,843         21,664
   Administration                                  26,219         24,346         24,014
                                              -----------    -----------    -----------
   Operating expenses                              73,620         62,419         59,840
                                              -----------    -----------    -----------

EARNINGS
   Earnings from operations                        23,398         17,760         16,681
   Other income, net                                1,671          1,240            483
                                              -----------    -----------    -----------
   Earnings before interest and taxes              25,069         19,000         17,164
   Interest expense, net                            3,218          3,817          5,230
                                              -----------    -----------    -----------
   Earnings before income
     taxes, extraordinary tax credit and
     cumulative effect of change in
     accounting principle                          21,851         15,183         11,934
   Income tax provision - Note C                    7,028          5,692          4,216
                                              -----------    -----------    -----------
   Earnings before extraordinary
     tax credit and cumulative
     effect of change in accounting
     principle                                     14,823          9,491          7,718
   Extraordinary tax credit - Note C                  --             --           2,539
   Cumulative effect of change in
     method of accounting for income
     taxes - Note C                                   --           1,542            --
                                               ----------     -----------    ----------
   Net earnings                               $    14,823    $    11,033    $    10,257
                                              ===========    ===========    ===========

EARNINGS PER SHARE:
   Before extraordinary tax credit
     and cumulative effect of change in
     accounting principle                     $      1.36    $      1.02    $       .84
   Extraordinary tax credit                           --             --             .28
   Cumulative effect of change in
     accounting principle                             --             .17            --
                                               ----------     -----------    ----------
   Net earnings                               $      1.36    $      1.19    $      1.12
                                              ===========    ===========    ===========
Average shares outstanding                     10,882,950      9,299,848      9,184,228
                                              ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands Except Share Data)
                                                    The Last Day of February
                                                        1995          1994
-----------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and equivalents                               $  5,694     $  2,697
   Receivables, less allowances of $2,780 and
      $2,330, respectively                              56,247       42,807
   Inventories - Note E                                 48,071       34,481
   Income taxes, net                                       459        1,154
   Prepaid expenses and other current assets             4,811        3,140
                                                       -------      -------
      Total Current Assets                             115,282       84,279

Land, Buildings & Equipment at Cost:
   Land                                                  1,736        1,639
   Buildings and improvements                           79,924       71,770
   Machinery and equipment                             202,469      154,564
   Construction in progress                             15,951        7,974
                                                       -------      -------
                                                       300,080      235,947
   Less: accumulated depreciation                      168,025      138,271
                                                       -------      -------
      Total Land, Buildings & Equipment, net           132,055       97,676

Other Assets:
   Investment in affiliates and other, net - Note A     13,856       11,593
                                                       -------      -------
Total Assets                                          $261,193     $193,548
                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term debt - Note F                           $ 18,464     $  5,736
   Accounts payable                                     21,273       14,243
   Payroll related accruals                             10,938        8,452
   Other accruals                                       14,275       11,527
   Current maturities of long-term debt - Note F         4,331        4,926
                                                       -------      -------
      Total Current Liabilities                         69,281       44,884

Long-term debt - Note F                                 25,863       42,970

Deferred income taxes, net and deferred credits         18,422       12,218

Stockholders' Equity - Note B:
   Class A common stock, $1.00 par value
      Authorized 20,000,000 shares; issued and
      outstanding 7,560,652 in 1995                      7,561           --
   Class B common stock, $1.00 par value
      Authorized 10,000,000 shares; issued and
      outstanding 4,712,341 in 1995 and
      4,661,099 in 1994                                  4,712        4,661
   Additional paid-in capital                           40,924       10,200
   Retained earnings                                    83,192       73,042
   Cumulative translation adjustments                   11,238        5,573
                                                       -------      -------
      Total Stockholders' Equity                       147,627       93,476
                                                       -------      -------
Total Liabilities and Stockholders' Equity            $261,193     $193,548
                                                      ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                   Year Ended the Last Day of February
                                                         1995        1994        1993
CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings                                       $14,823     $11,033     $ 10,257
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                    18,768      16,720       18,023
      Cumulative effect of change in accounting
        principle                                          --      (1,542)          --
      Loss on sale of land, buildings, equipment and
        intangibles                                       127           4          198
      Income from unconsolidated affiliates              (625)       (643)        (510)
      Changes in assets and liabilities:
        (Increase) in receivables                     (10,472)     (2,118)      (9,938)
        (Increase) in inventories                     (10,538)     (2,989)      (1,193)
        Increase in accounts payable                    7,614         784        4,532
        Decrease in income taxes, net                     487         654        5,687
        Increase in deferred income taxes               2,433       1,335          654
        (Increase) decrease in other working capital,
          excluding cash and short-term borrowings      1,169       5,109         (839)
                                                      -------     -------     --------
      Total adjustments                                 8,963      17,314       16,614
                                                      -------     -------     --------
      Net cash provided by operating activities        23,786      28,347       26,871
                                                      -------     -------     --------

CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from sales of land, buildings and
      equipment                                           806          28          239
   Expenditures for land, buildings and equipment     (44,865)    (23,390)     (19,456)
   Other                                                 (759)       (445)         656
                                                      -------     -------     --------
      Net cash used by investing activities           (44,818)    (23,807)     (18,561)
                                                      -------     -------     --------

CASH FLOW FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term debt              10,797       4,447      (10,537)
   Increase (decrease) in domestic revolver and
      uncommitted credit facilities                    (5,800)      3,651        3,149
   Principal payments on long-term debt               (14,928)    (11,383)     (10,269)
   Net proceeds from equity offering                   33,176          --           --
   Proceeds from long-term debt                            --          --        5,485
   Equity and other transactions                          487         238          605
                                                      -------     -------     --------
      Net cash from (used by) financing activities     23,732      (3,047)     (11,567)
                                                      -------     -------     --------
Effect of exchange rate changes on cash flows             297        (127)          42
                                                      -------     -------     --------
Net increase (decrease) in cash and equivalents         2,997       1,366       (3,215)
Cash and equivalents, at beginning of year              2,697       1,331        4,546
                                                      -------     -------     --------
Cash and equivalents, at end of year                  $ 5,694     $ 2,697     $  1,331
                                                      =======     =======     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest (net of amount capitalized)            $ 3,314     $ 4,041     $  5,288
      Income taxes (net of refunds)                   $ 4,108     $ 3,703     $ (4,663)

The accompanying notes are an integral part of the consolidated financial statements.

                                           THE CHERRY CORPORATION
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (Dollars in thousands)
                                     Class A  Class B   Additional             Cumulative           Total
                                     Common    Common   Paid-In    Retained    Translation      Stockholders'
Year ended the last day of February   Stock    Stock     Capital    Earnings   Adjustments         Equity
                                     -------  --------   --------  ----------  -----------      -------------
Balance, 1992                        $   --   $ 4,567   $  9,452   $  51,752   $     5,278      $     71,049
 Employee options and stock
   purchase plan                         --        77        527          --            --               604
 Net earnings                            --        --         --      10,257            --            10,257
 Translation adjustments                 --        --         --          --           104               104
                                     ------   -------   --------   ---------   -----------      ------------
Balance, 1993                            --     4,644      9,979      62,009         5,382            82,014
 Employee options and stock
   purchase plan                         --        17        221          --            --               238
 Net earnings                            --        --         --      11,033            --            11,033
 Translation adjustments                 --        --         --          --           191               191
                                     ------   -------   --------   ---------   -----------      ------------
Balance, 1994                            --     4,661     10,200      73,042         5,573            93,476
 Employee options and stock
   purchase plan                         13        51        423          --            --               487
 Net earnings                            --        --         --      14,823            --            14,823
 Stock dividend - Note B              4,673        --         --      (4,673)           --                --
 Public sale of common stock -
   Note B                             2,875        --     30,301          --            --            33,176
 Translation adjustments                 --        --         --          --         5,665             5,665
                                     ------   -------   --------   ---------   -----------      ------------
Balance, 1995                        $7,561   $ 4,712   $ 40,924   $  83,192   $    11,238      $    147,627
                                     ======   =======   ========   =========   ===========      ============

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

INVESTMENT IN AFFILIATES
The Company accounts for its investments in 50% owned affiliates in Japan and India by the equity method of accounting. Retained earnings at February 28, 1995, include $6,847 which represents the Company's share of the undistributed earnings of these unconsolidated affiliates.

CASH AND EQUIVALENTS
Cash and equivalents consist of cash and highly liquid securities with original maturities of three months or less. The carrying amount approximates fair value.

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 38% and 37% of the Company's inventories as of the last day of February 1995 and 1994, respectively. For the remaining inventories, cost is determined by the first-in, first-out (FIFO) method. Inventory costs include material, labor and manufacturing overhead.

LAND, BUILDINGS & EQUIPMENT
Land, buildings and equipment are carried at cost or, in the case of capitalized leases, at the lower of the present value of minimum lease payments or the fair value of the leased property. For financial reporting purposes, depreciation expense is provided on a straight-line basis using estimated useful lives of 5 to 50 years for buildings and improvements and 3 to 12 years for machinery and equipment. Depreciation expense was $18,768, $16,720 and $18,023 for fiscal 1995, 1994 and 1993, respectively. Accelerated depreciation methods are generally used for tax purposes.

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

The undistributed earnings of the United Kingdom subsidiary and the Japanese affiliate will continue to be invested indefinitely. Federal income taxes on distribution of these earnings, if any, would not be significant.

CURRENCY TRANSLATION
Foreign entity financial statements are translated to U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation." Assets and liabilities of foreign operations are translated into U.S. dollars at year-end rates of exchange. Profit and loss items are translated at the average exchange rates prevailing during the year. Resulting translation adjustments are reported separately in Stockholders' Equity, net of interperiod tax allocations.

FINANCIAL INSTRUMENTS
The Company selectively enters into forward contracts in its management of foreign currency transaction exposures. Gains or losses on forward contracts designated to hedge a foreign currency transaction are included in the measurement of income when the hedged transaction occurs.

Premiums paid for interest rate cap agreements are amortized to interest expense over the term of the agreements. Unamortized premiums are included in other assets in the consolidated balance sheet.

RESEARCH AND DEVELOPMENT
Research and development (R&D) costs are expensed as incurred. R&D expense was $14,841, $10,424 and $9,102 for fiscal 1995, 1994 and 1993, respectively.

EARNINGS PER SHARE
Earnings per share is computed based on the weighted average number of common (Class A and Class B) shares outstanding during the year. Stock options are not materially dilutive and therefore are excluded from the computation of earnings per share. On June 16, 1994, the Board of Directors authorized a stock dividend of one share of Class A Common for each share of Prior Common Stock outstanding on July 11, 1994. The stock dividend had the same effect on the total number of shares of common stock outstanding as a two-for-one stock split. Historical earnings per share and average shares outstanding have been restated to reflect the stock dividend. See Note B.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE B:  CAPITAL STOCK
On July 12, 1994, the Company filed with the Delaware Secretary of State an amended and restated certificate of incorporation which (i) increased the number of authorized shares of common stock of the Company from 10,000,000 to 30,000,000 consisting of 20,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock, (ii) reclassified the Prior Common Stock as Class B Common Stock, (iii) authorized a new class of non-voting stock designated as Class A Common Stock, and (iv) established the rights, powers and limitations of the Class A Common Stock and the Class B Common Stock. On June 16, 1994, the Board of Directors authorized a stock dividend of one share of Class A Common Stock for each share of Prior Common Stock outstanding on July 11, 1994. The stock dividend had the same effect on the total number of shares of Common Stock outstanding as a two-for-one stock split. The historical earnings per share, average shares outstanding, stock option and employee stock purchase transactions have been restated to reflect the stock dividend.

  On July 12, 1994, the Company made a Form S-2 Filing with the Securities and Exchange Commission to offer 2,500,000 shares of Class A Common Stock to the public. The Company also granted the underwriters an option to purchase an additional 375,000 shares to cover over-allotments. The offering commenced on August 12, 1994, and concluded on August 19 with the entire 2,875,000 shares sold. The $33.2 million of net proceeds was used to repay domestic debt.

On an unaudited, pro-forma basis, earnings per share for the year ended February 28, 1995, would have been $1.26 had the equity offering been made on March 1, 1994, and the domestic debt repaid at that time.

NOTE C:  INCOME TAXES

Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. As of March 1, 1993, the cumulative effect of the change was to record a deferred tax benefit of $1,542, or $.17 per share, related primarily to recognition of the benefit of net operating loss carryforwards.

The sources of earnings before income taxes are as follows:
Year ended the last day of February       1995      1994       1993
                                       ---------   -------   --------
Earnings before income taxes,
extraordinary tax credit and
cumulative effect of accounting
change:
   United States                       $  13,631   $10,683   $  7,613
   Foreign                                 8,220     4,500      4,321

PROVISIONS FOR INCOME TAXES:
Year ended the last day of February       1995      1994       1993
                                       ---------   -------   --------
Current: Federal and state             $   2,196   $ 3,648   $  1,151
         Foreign                           2,206     1,219        851
                                       ---------   -------   --------
Current provision                          4,402     4,867      2,002
                                       ---------   -------   --------
Deferred: Federal and state                1,605       536       (794)
         Foreign                           1,021       289        469
                                       ---------   -------   --------
Deferred provision (benefit)               2,626       825       (325)
Utilization of operating loss
   carryforwards                              --        --      2,539
                                       ---------   -------   --------
Total income tax provision             $   7,028   $ 5,692   $  4,216
                                       =========   =======   ========

PROVISIONS FOR DEFERRED INCOME TAXES:
Year ended the last day of February       1995      1994       1993
                                       ---------   -------   ---------
Tax in excess of book depreciation     $   1,419   $   599   $    149
Accruals and valuation reserves              176      (254)      (269)
Foreign tax on undistributed earnings        313       (35)       (18)
Inventory reserves                           387      (147)      (157)
Utilization of tax credits                 1,223     1,051        340
Reinstatement of deferred taxes               --        --        341
Change in valuation allowances            (1,249)     (301)        --
Other items, net                             357       (88)      (711)
                                       ---------   --------  ---------
Deferred provision (benefit)           $   2,626   $   825   $   (325)
                                       =========   =======   =========

Reconciliations of the differences between income taxes computed at federal statutory tax rates and the consolidated provisions for income taxes are as follows:
Year ended the last day of February       1995      1994       1993
                                        --------   -------   --------
Income taxes computed at federal
   statutory tax rates                  $  7,429   $ 5,162   $  4,058
Equity in earnings of unconsolidated
   affiliates                               (213)     (217)      (173)
Foreign tax rate differentials               558       194        296
Current taxation of foreign earnings,
   net of foreign tax credit              (1,348)     (170)      (340)
State tax provisions, net of federal
   benefits                                  538       663        381
Other, net                                    64        60         (6)
                                        --------   -------   ---------
Consolidated provisions                 $  7,028   $ 5,692   $  4,216
                                        ========   =======   ========

The income tax provision for the year ended the last day of February 1993 represents the charge for income taxes that would have been required had the Company not been able to utilize operating loss carryforwards. The tax benefit of $2,539 for 1993 resulting from utilizing loss carryforwards, is presented as an extraordinary item.

At February 28, 1995, the Company has pre-merger U.S. NOL carryforwards of $2,142 which expire in 1999 and 2000.

The net current and noncurrent components of deferred income taxes recognized in the balance sheet follows:
Year ended the last day of February                 1995          1994
                                                  --------      --------
Net noncurrent liabilities                         $17,214     $  10,846
Net current assets                                   3,132         3,732
                                                   -------     ---------
Net liability                                      $14,082     $   7,114
                                                   =======     =========

The amounts above include a valuation allowance of $997 relating primarily to noncurrent tax assets for net operating loss carryforwards due to the uncertainty of realizing the benefit of the carryforwards. The net change in the valuation allowance for deferred tax assets was a decrease of $1,256. Of this amount, $1,249 resulted from the utilization of foreign tax credit carryforwards.

The tax effects of the significant temporary differences which comprise the deferred tax liabilities and assets follows:
Year ended the last day of February                 1995          1994
                                                  --------     ---------
Liabilities:
   Book versus tax basis of depreciable assets    $  9,920     $   7,607
   Foreign currency translation                      6,051         2,942
   Other                                             1,859         1,723
                                                  --------     ---------
Gross deferred tax liabilities                      17,830        12,272
                                                  --------     ---------
Assets:
   Reserves and nondeductible accruals               1,225         1,232
   Undistributed earnings of foreign subsidiaries    1,239         1,349
   Book versus tax basis of inventory                  147           911
   Compensation related accruals                       842           881
   Pre-merger U.S. NOL carryforward                    734           728
   Foreign tax credit carryforward                      26         1,250
   Other                                               532         1,060
   Valuation allowance for deferred tax assets        (997)       (2,253)
                                                  ---------    ----------
Net deferred tax assets                              3,748         5,158
                                                  --------     ---------
Net deferred tax liability                        $ 14,082     $   7,114
                                                  ========     =========

NOTE D:  SUPPLEMENTARY INCOME STATEMENT INFORMATION

Year ended the last day of February       1995      1994       1993
                                        --------   -------   --------
Other Income (Expense)
   Earnings of affiliates               $    625   $   643   $    510
   Investment grants                         426       539        472
   Tooling income                            450        44         36
   Foreign exchange                         (182)       46       (457)
   Other, net                                352       (32)       (78)
                                        --------   --------  ---------
Total other income, net                 $  1,671   $ 1,240   $    483
                                        ========   =======   ========

Interest expense                        $  3,396   $ 3,919   $  5,383
Interest income                             (178)     (102)      (153)
                                        --------   -------   --------
Interest expense, net                   $  3,218   $ 3,817   $  5,230
                                        ========   =======   ========
----------------------------------------------------------------------

NOTE E:  INVENTORIES

The last day of February                            1995          1994
                                                   -------      --------
Inventories
   Raw materials                                   $ 5,581      $  3,270
   Component parts                                  11,787         7,627
   Work-in-process                                  16,670        12,114
   Finished goods                                   14,033        11,470
                                                   -------      --------
Total inventories                                  $48,071      $ 34,481
                                                   =======      ========
   Excess of replacement cost over the stated
   value of LIFO inventories                       $ 5,159      $  4,270

NOTE F:  DEBT

The last day of February                            1995          1994
                                                   -------      --------
SHORT-TERM DEBT
(With foreign banks)
   Bank loans outstanding                          $18,464      $  5,736
   Weighted average interest rate                     5.7%          6.6%

LONG-TERM DEBT
Foreign obligations:
   Construction, mortgage and equipment loans (at
      4% to 9%, secured by real estate in the
      amount of $14,558 in the Federal Republic
      of Germany) due in periodic installments
      through December 31, 2000                    $12,015      $ 22,403

   Capital lease obligations payable in installments
      through fiscal 1997 with a weighted average
      interest rate of 12%                           2,117         2,641

Domestic obligations:
   Borrowings under revolving credit agreement with
      interest at LIBOR plus .75% to 1.25% or prime
      rate                                              --         1,800

   Borrowings under uncommitted, unsecured credit
      facilities with a weighted average interest of
      6.76% at February 28, 1995                    16,000        20,000

   Capital lease obligations payable in installments
      through 1996 with a weighted average interest
      rate of 7.4% at February 28, 1995                 62         1,052
                                                   -------      --------
                                                    30,194        47,896
Less current maturities                              4,331         4,926
                                                   -------      --------
Long-term debt                                     $25,863      $ 42,970
                                                   =======      ========

The following payments, exclusive of capitalized lease payments, are required during the next five fiscal years: 1996 - $3,172; 1997 - $3,026; 1998 -
$17,666; 1999 - $1,666; 2000 - $1,668.

Terms of the German long-term debt agreements contain certain provisions restricting payment of dividends to the parent. Included in retained earnings are $30,501 of undistributed earnings of the German subsidiaries.

Subsequent to year end, the Company entered into a new credit facility for $65 million. The facility is unsecured. The interest rate on this agreement is the prime rate or, depending upon the Company's financial performance, LIBOR plus .375% to .625%. The facility fee is also dependent upon the Company's financial performance and ranges from 1/8 of 1% to 2/10 of 1% of the facility amount. The facility has an initial maturity of May 12, 2000, but may be extended for an additional year on both the first and second anniversary dates of the facility upon mutual agreement of the Company and the banks. The facility has a competitive bid option which can result in interest rates below the stated facility rates.

The covenants for this credit facility pertain to consolidated net worth, leverage, cash flow coverage and cash flow to debt levels, among others. The Company was in compliance with all covenants under all credit agreements at February 28, 1995.

The Company has three uncommitted, unsecured credit facilities totaling $45 million. These facilities are utilized when the borrowing rates available under them are below those available under the committed facility. Borrowings under these facilities, which by their terms are due within one year, have been classified as long-term. These obligations are supported by unused commitments under the domestic credit facility, and it is the Company's intent to maintain them as long-term.

As of February 28, 1995, the Company had unused lines of credit available for working capital of approximately $12.1 million for U.S. operations and $10.9 million for foreign operations.

NOTE G:  DERIVATIVE FINANCIAL INSTRUMENTS

The Company has only limited involvement with derivative financial instruments
and does not use them for trading purposes.   They are used to manage well-
defined interest rate and foreign exchange price risks.

The Company selectively enters into forward contracts to hedge certain firm purchase commitments denominated in foreign currency (principally German marks). Gains or losses on forward contracts designated to hedge a foreign currency transaction are included in the measurement of income when the hedged transaction occurs. At February 28, 1995, the U. S dollar equivalent of forward contracts outstanding approximated $2.2 million. There were no forward contracts at February 28, 1994.

The Company uses variable rate credit lines to finance a portion of its working capital requirements. Borrowings under those credit lines fluctuate throughout the year. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on these borrowings. The Company is party to five separate interest rate cap agreements. Under two agreements, the Company is protected against interest rate increases above 5.5% LIBOR on $15 million of floating rate debt through November 1997. Under two other agreements, the Company is protected against interest rate increases above 6.0% LIBOR on $10 million of floating rate debt through March 1998. Under another agreement, the Company is protected against interest rate increases above 7.0% deutschemark LIBOR on DM 20 million of floating rate debt through December 1999. At February 28, 1995, and 1994, unamortized premium amounted to $922 and $303, respectively.

Counterparties to all of these financial instruments are major financial institutions. Credit loss from counterparty nonperformance is not anticipated.

NOTE H:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at February 28, 1995 and 1994.

The last day of February                   1995                 1994
                                    ------------------    ------------------
                                    Carrying   Fair       Carrying    Fair
                                    Amount     Value       Amount     Value
                                    ------    --------     ------    -------
Financial Assets
   Other assets                     $   922   $  1,249    $    303   $   303
   Currency contracts                    --         95          --        --

Financial Liabilities
   Long-term debt                   $28,015   $ 27,565    $ 44,203   $43,792

The carrying amounts shown above are included in the consolidated balance sheet under the indicated captions.

The following methods and assumptions were used to estimate fair value of each class of financial instrument:

Other assets: The amounts reported relate to the interest rate caps reported in Note G. The carrying amount represents the unamortized premiums paid for the contracts. The fair value is based on its quoted market price as provided by the financial institutions which are counterparty to the caps.

Currency contracts: The fair value of foreign currency contracts (used for hedging) is estimated by obtaining quotes from the financial institution which is counterparty to the contacts.

Long-term debt: The fair value of the Company's long-term debt excludes capitalized leases. The estimated fair value is based on the current rates available to the Company for debt on the same remaining maturities, using the discounted cash flow method.

NOTE I:  LEASES

The Company leases automobiles and machinery and equipment under noncancelable operating leases which expire over the next eight years. Renewal and escalation clauses are not significant. Rent expense was $2,229, $1,782 and $2,087 for fiscal 1995, 1994 and 1993, respectively.

During fiscal 1993, the Company's German subsidiary entered into a capital lease agreement for substantially all of its computer equipment valued at $5,337.

Land, buildings and equipment include capitalized leases of $6,279 and $7,419 less accumulated amortization of $4,148 and $3,244 as of the last day of February 1995 and 1994, respectively.

Future minimum lease payments under capitalized and long-term noncancelable operating leases are as follows:

                                           Capitalized        Operating
                                             Leases            Leases
                                           -----------      ------------
1996                                       $   1,356        $   1,943
1997                                           1,077            1,338
1998                                               0              917
1999                                               0              327
2000                                               0               94
Thereafter                                         0              126
                                           ---------        ---------
Total minimum lease payments               $   2,433        $   4,745
                                                            =========
Less amount representing interest                254
                                           ---------
Total obligations under capitalized leases $   2,179
                                           =========


NOTE J:  CONTINGENCIES

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

NOTE K:  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN

The Company's existing incentive stock option plan was established in June 1982 by stockholder approval and reserved 450,000 shares for distribution. Under United States tax law, this plan's capability to grant new incentive stock options has expired. As a result, this plan may grant only non-qualified stock options after June 1992. Prior to the expiration of the incentive option granting capability, 57,400 options were granted at $7.50 in fiscal 1993. As of February 28, 1995, 131,226 shares are available for grant.

The following table summarizes the transactions pursuant to the Company's stock option plan for the three-year period ended February 28, 1995:

                                           Number
                                          of Shares         Option Prices
                                          ---------         -------------

Options outstanding at February 29, 1992    258,850         $3.75 to $9.13
   Granted                                   57,400             7.50
   Cancelled                                 (6,000)         4.13 to 9.13
   Expired                                   (9,550)            7.38
   Exercised                               (117,646)         3.75 to 9.13
                                          ----------

Options outstanding at February 28, 1993    183,054          3.75 to 9.13
   Cancelled                                 (8,734)         3.75 to 4.37
   Expired                                     (500)            9.13
   Exercised                                (17,934)         3.75 to 7.50
                                          ----------

Options outstanding at February 28, 1994    155,886          3.75 to 7.50
   Exercised                                (49,106)         3.75 to 7.50
                                          ----------

Options outstanding at February 28, 1995    106,780          3.75 to 7.50
                                          =========

Exercisable at February 28, 1995             88,653          3.75 to 7.50
                                            =======

EMPLOYEE STOCK PURCHASE PLAN

Full-time domestic employees as of December 1 of the preceding calendar year are eligible to contribute 10% of their calendar year base pay up to a maximum of five thousand dollars towards the purchase of the Company's common stock. The purchase price is equal to the lower of 95% of the beginning or end-of-calendar-year quoted NASDAQ price. Under the plan, 26,689, 15,360 and 37,436 shares were issued at $9.98, $9.98 and $2.73 per share during fiscal 1995, 1994 and 1993, respectively. At February 28, 1995, 97,941 shares are available for issuance under the plan.

BONUS, PROFIT SHARING AND RETIREMENT PLANS
The Company and its operating entities have various bonus, profit sharing and retirement plans. The Company's bonus plans cover qualified management employees. The payouts of these bonus plans are based on attainment of operating results and other key performance goals. The established Company profit sharing plan covers substantially all employees for the domestic operating entities and is qualified under Section 401(k) of the Internal Revenue Code. It allows for employee contributions and employer contributions. Certain key foreign employees are eligible for a one-time lump sum payment on retirement or involuntary termination, the amounts of which are accrued over the employee's estimated service. During fiscal 1995, 1994 and 1993, the expenses for these plans were $4,075, $3,654 and $2,717, respectively.

NOTE L:  SEGMENT INFORMATION

BUSINESS SEGMENT INFORMATION

The Company designs and manufactures a wide range of electrical, electronic and semiconductor components which it sells to original equipment manufacturers and distributors in three market segments: Automotive, Computer, and Consumer and Commercial (C&C). Principal products include, but are not limited to, snap-action switches and switch assemblies, semiconductor devices, keyboards and related products, and electronic assemblies and displays.
Principal products sold by business segment are summarized as follows:

                                       Automotive  Computer    C&C
                                       ----------  ---------   ---

Switches                                   X           X        X
Semiconductors                             X           X        X
Keyboards and Related Products                         X
Electronic assemblies and displays         X                    X

Two automotive market customers individually account for 13.9% and 13.8% of consolidated net sales in fiscal 1995. Prior to fiscal 1995, no customer accounted for more than 10% of net sales.

Identifiable assets report only the assets used in the operation of that business segment. All other assets are shown separately as corporate assets. Corporate assets include cash, other current and noncurrent assets and the Company's investment in unconsolidated affiliates.

                                                                          Consumer &       Eliminations
Fiscal Year                              Automotive       Computer        Commercial       &  Corporate      Consolidated
                                         ----------       --------        ----------       ------------      ------------
1995
    Sales to unaffiliated customers      $  145,768       $ 107,347      $    86,122       $         --     $     339,237
    Intersegment sales                        1,620          16,133            5,014            (22,767)               --
        Total net sales                     147,388         123,480           91,136            (22,767)          339,237
    Earnings from operations                 10,687           9,865            5,284             (2,438)           23,398
    Identifiable assets                     105,924          77,036           58,702             19,531           261,193
    Capital expenditures, net                25,928           9,026            9,782                 --            44,736
    Depreciation                              7,493           6,733            4,499                 43            18,768

1994
    Sales to unaffiliated customers      $  104,018       $   99,346     $    71,905       $         --      $    275,269
    Intersegment sales                        2,420           12,630           4,198            (19,248)               --
        Total net sales                     106,438          111,976          76,103            (19,248)          275,269
    Earnings from operations                 11,582            5,161           3,241             (2,224)           17,760
    Identifiable assets                      64,317           67,884          44,444             16,903           193,548
    Capital expenditures, net                16,713            5,665             978                 --            23,356
    Depreciation                              7,371            6,929           2,357                 63            16,720

1993
    Sales to unaffiliated customers      $   86,866       $  110,455     $    68,910       $         --      $    266,231
    Intersegment sales                        2,553           12,047           4,418            (19,018)               --
        Total net sales                      89,419          122,502          73,328            (19,018)          266,231
    Earnings from operations                  8,575            6,748           3,561             (2,203)           16,681
    Identifiable assets                      52,220           71,262          45,954             13,783           183,219
    Capital expenditures, etc.                5,968            8,641           4,668               (254)           19,023
    Depreciation                              4,616            8,598           4,746                 63            18,023

GEOGRAPHIC AREA INFORMATION

Intercompany sales between geographic areas are made at prices approximating market and are eliminated from total net sales. The Company's international operations are conducted primarily in Western Europe through wholly owned subsidiaries and in Hong Kong and Australia through sales offices.

                                              United                            Eliminations
Fiscal Year                                   States        International       & Corporate       Consolidated
                                           ------------     -------------       -----------      -------------
1995
    Sales to unaffiliated customers        $    196,633     $    142,604        $          --    $     339,237
    Transfers between areas                       3,035           19,732              (22,767)              --
        Total net sales                         199,668          162,336              (22,767)         339,237
    Earnings from operations                     16,446            9,380               (2,428)          23,398
    Identifiable assets                         127,311          114,161               19,721          261,193
1994
    Sales to unaffiliated customers        $    155,647     $    119,622        $          --    $     275,269
    Transfers between areas                       1,714           17,534              (19,248)              --
        Total net sales                         157,361          137,156              (19,248)         275,269
    Earnings from operations                     15,451            4,814               (2,505)          17,760
    Identifiable assets                          83,957           92,336               17,255          193,548
1993
    Sales to unaffiliated customers        $    131,477     $    134,754        $          --    $     266,231
    Transfers between areas                       1,803           17,215              (19,018)              --
        Total net sales                         133,280          151,969              (19,018)         266,231
    Earnings from operations                     11,908            6,914               (2,141)          16,681
    Identifiable assets                          70,005           99,092               14,122          183,219

Net assets, including intercompany balances, of foreign subsidiaries and affiliates were $70,147 (1995), $56,007 (1994), and $54,081 (1993) at each respective year end.

QUARTERLY DATA (UNAUDITED)
----------------------------------------------------------------------------
                                         GROSS          NET        EARNINGS
FISCAL YEAR             NET SALES        MARGIN      EARNINGS     PER SHARE*
----------------------------------------------------------------------------
1995                    $  339,237     $   97,018   $    14,823   $    1.36
----------------------------------------------------------------------------
   QUARTERS
    Fourth                  93,859         26,017         4,917         .40
    Third                   91,490         25,284         4,277         .35
    Second                  74,241         20,814         1,712         .18
    First                   79,647         24,903         3,917         .42
----------------------------------------------------------------------------
1994                    $  275,269     $   80,179   $    11,033   $    1.19
----------------------------------------------------------------------------
   QUARTERS
    Fourth                  70,879         22,589         3,738         .40
    Third                   72,954         21,321         3,057         .33
    Second                  61,805         16,166           461         .05
    First                   69,631         20,103         3,777         .41
----------------------------------------------------------------------------

*Restated to reflect stock dividend in July 1994.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Identification and information as to Directors is incorporated herein by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders.

Information concerning the executive officers is set forth at the end of Item 1 in Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation under the caption "Compensation" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Information with respect to security ownership of certain beneficial owners and management is set forth under the caption "Stock Ownership Information" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Peter B. Cherry, the Chairman of the Board and President, is the son of Mr. and Mrs. Walter L. Cherry. There are no other family relationships.
The information set forth under the captions "Employment Contracts and Change of Control Agreements" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                       Page

  (a) 1.       FINANCIAL STATEMENTS                 See Part II

  (a) 2.       FINANCIAL STATEMENT SCHEDULES


      Report of Independent Public Accountants      See Part II

      II. Valuation and Qualifying Accounts             S-1

All other schedules are omitted because they are not applicable, not required under the instructions, or the information is included in the financial statements or notes thereto.

Separate financial statements for the Registrant's unconsolidated fifty percent owned affiliates, accounted for by the equity method, have been omitted because the affiliates do not constitute significant subsidiaries.

  (a) 3.       EXHIBITS                        See Index to Exhibits

  (b)          REPORTS ON FORM 8-K
   There were no reports on Form 8-K filed in the last quarter of the Registrant's fiscal year ended the last day of February 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE CHERRY CORPORATION



By    Peter B. Cherry                By       Dan A. King
  ------------------------              ------------------------
      Peter B. Cherry                         Dan A. King
   Chairman of the Board,               Treasurer, Secretary and
   President and Director                Corporate Controller



By    Walter L. Cherry               By  Thomas L. Martin, Jr.
  ------------------------              ------------------------
      Walter L. Cherry                  Dr. Thomas L. Martin, Jr.
          Director                             Director



By   Alfred S. Budnick               By    Robert McDermott
  ------------------------              -----------------------
     Alfred S. Budnick                     Robert McDermott
  Vice President, President                    Director
Cherry Semiconductor Corporation
        and Director



By   Peter A. Guglielmi              By    Charles W. Denny
  ------------------------              -----------------------
     Peter A. Guglielmi                    Charles W. Denny
          Director                             Director



                                        Dated      May 22, 1995
                                             --------------------


                             THE CHERRY CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED THE LAST DAY OF FEBRUARY 1995, 1994 AND 1993
                             (Dollars in Thousands)

                         Balance                     (A)          Balance
                        Beginning   Charged to     Additions      Close of
                        of Period      Expense    (Deductions)    Period
                        ---------   ----------    ------------    --------
Allowance for Doubtful
   Accounts:

1995                    $ 2,330      $   293       $  157         $ 2,780
                        =======      =======       ======         =======

1994                    $ 2,339      $   255       $ (264)        $ 2,330
                        =======      =======       ======         =======

1993                    $ 1,938      $   736       $ (335)        $ 2,339
                        =======      =======       ======         =======

(A) Additions (deductions) include the currency translation effects resulting from applying SFAS No. 52 to our financial statements for all three years in this schedule.

                            THE CHERRY CORPORATION
                               INDEX TO EXHIBITS

3. a. Amended and restated Certificate of Incorporation (incorporated by reference to 3(a) to Form 8-K dated July 13, 1994).

     b. Amended and restated By-laws (incorporated by reference to 3(b) to Form 8-K dated July 6, 1994).

4. a. Multicurrency Credit Agreement as of May 12, 1995 among The Cherry Corporation, the banks party thereto and Harris Trust and Savings Bank as agent, filed as Exhibit 4 to Form 8-K dated May 19, 1995 and is incorporated herein by reference.

     b. Other instruments defining the rights of holders of other long-term debt of the Registrant are not filed as exhibits because the debt authorized under any such instrument does not exceed 10% of consolidated total assets as of the last day of February, 1995.
          Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

10. a. Employee Stock Purchase Plan, filed as Exhibit A to the Registrant's Proxy Statement for 1980 Annual Meeting of Stockholders is incorporated herein by reference. (1)

     b. 1982 Stock Option Plan, filed as Exhibit A to the Registrant's Proxy Statement for 1982 Annual Meeting of Stockholders is incorporated herein by reference. (1)

     c. Release and final settlement agreement dated May 4, 1992 on agreement for purchase and sale of assets dated May 31, 1991 filed as Exhibit 10.c. to 1992 Form 10-K is incorporated herein by reference. (1)

     d. Executive agreement dated May 26, 1992, between Cherry Semiconductor Corporation and Alfred S. Budnick filed as Exhibit 4d to 1993 Form 10-K is incorporated herein by reference (1).

     e. 1995 Stock Incentive Plan, filed as Exhibit A to the Registrant's Proxy Statement for 1995 Annual Meeting of Stockholders is incorporated herein by reference. (1)

     f. 1995 Nonemployee Director Stock Option Plan, filed as Exhibit B to the Registrant's Proxy Statement for 1995 Annual Meeting of Stockholders is incorporated herein by reference. (1)

11.     Statement of Computation of earnings per share.  (2)

21.     Table of Subsidiaries of the Registrant.  (2)

23.     Consent of independent public accountants.  (2)

27.     Article 5 Financial Data Schedule (2)

(1) Each exhibit marked constitutes a management contract or compensatory plan contract or arrangement filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
(2)     Filed herewith.

                     THE CHERRY CORPORATION            Exhibit 11
                COMPUTATION OF EARNINGS PER SHARE      Page 1 of 2
                  (In Thousands, except Per Share Information)
                                           Year Ended Last Day of February
PRIMARY EARNINGS PER SHARE                    1995        1994        1993

Earnings before extraordinary tax credit
 and cumulative effect of change in
 accounting principle                     $  14,823   $   9,491   $   7,718

Extraordinary tax credit                         --          --       2,539

Cumulative effect of change in accounting
 for income taxes                                --       1,542          --
                                          ---------   ---------   ---------

Net earnings                              $  14,823   $  11,033   $  10,257
                                          =========   =========   =========

Weighted average number of shares
 outstanding                             10,882,950   9,299,848   9,184,228

Primary Earnings per Share:
 Before extraordinary tax credit and
   cumulative effect of change in
   accounting principle                   $    1.36   $    1.02   $     .84
 Extraordinary tax credit                        --          --         .28
 Cumulative effect of change in accounting
   principle                                     --         .17          --
                                          ---------   ---------   ---------

 Net earnings                             $    1.36   $    1.19   $    1.12
                                          =========   =========   =========

Additional Primary Computation:
 Weighted average shares outstanding
   per primary computation above         10,882,950   9,299,848   9,184,228
 Add dilutive effect of stock options
   determined by the treasury stock
     method                                  80,970      89,802     111,950
                                          ---------   ---------   ---------

 Weighted average shares outstanding as
   adjusted                              10,963,920   9,389,650   9,296,178
                                         ==========   =========   =========

Primary earnings per share, as adjusted:
 Before extraordinary tax credit and
   cumulative effect of change in
   accounting principle                   $    1.35   $    1.01   $     .83
 Extraordinary tax credit                        --          --         .27
 Cumulative effect of change in
   accounting principle                          --         .16          --
                                          ---------   ---------   ---------

 Net earnings (a)                         $    1.35   $    1.17   $    1.10
                                          =========   =========   =========

(a)  This calculation is submitted in accordance with Regulation S-K, item 601
     (b) (11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

The historical earnings per share and average shares outstanding have been restated to reflect the 4,672,568 share stock dividend on July 11, 1994. The weighted average shares outstanding include both Class A and Class B Common Stock.

                     THE CHERRY CORPORATION            Exhibit 11
                COMPUTATION OF EARNINGS PER SHARE      Page 2 of 2
                  (In Thousands, except Per Share Information)
                                           Year Ended Last Day of February
FULLY DILUTED EARNINGS PER SHARE              1995        1994        1993
Earnings before extraordinary tax credit
 and cumulative effect of change in
 accounting principle                     $  14,823   $   9,491   $   7,718

Extraordinary tax credit                         --          --       2,539

Cumulative effect of change in accounting
 for income taxes                                --       1,542          --
                                          ---------   ---------   ---------

Net earnings                              $  14,823   $  11,033   $  10,257
                                          =========   =========   =========

Weighted average number of shares
 outstanding                             10,882,950   9,299,848   9,184,228

Fully Diluted Earnings per Share:
 Before extraordinary tax credit and
   cumulative effect of change in
   accounting principle                   $    1.36   $    1.02   $     .84
 Extraordinary tax credit                        --          --         .28
 Cumulative effect of change in accounting
   principle                                     --         .17          --
                                          ---------   ---------   ---------

 Net earnings                             $    1.36   $    1.19   $    1.12
                                          =========   =========   =========

Additional Fully Diluted Computation:
 Weighted average shares outstanding per
   fully diluted computation above       10,882,950   9,299,848   9,184,228
 Add dilutive effect of stock options
   determined by the treasury stock
     method                                  81,394      91,902     125,794
                                          ---------   ---------   ---------

 Weighted average shares outstanding as
   adjusted                              10,964,344   9,391,750   9,310,022
                                         ==========   =========   =========

Primary earnings per share, as adjusted:
 Before extraordinary tax credit and
   cumulative effect of change in
   accounting principle                   $    1.35   $    1.01   $     .83
 Extraordinary tax credit                        --          --         .27
 Cumulative effect of change in
   accounting principle                          --         .16          --
                                          ---------   ---------   ---------

 Net earnings (a)                         $    1.35   $    1.17   $    1.10
                                          =========   =========   =========

(a)  This calculation is submitted in accordance with Regulation S-K, item 601
     (b) (11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

The historical earnings per share and average shares outstanding have been restated to reflect the 4,672,568 share stock dividend on July 11, 1994. The weighted average shares outstanding include both Class A and Class B Common Stock.

                     THE CHERRY CORPORATION            Exhibit 21
                         SUBSIDIARIES OF THE REGISTRANT

                                        STATE OR COUNTRY
NAME OF SUBSIDIARY/DIVISION(1)          OF ORGANIZATION
------------------------------          ----------------


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

            Consent of Independent Public Accountants       Exhibit 23



As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into The Cherry Corporation's previously filed Registration Statements, File Nos. 2-93004 and 2-68204.



                                             Arthur Andersen LLP
                                             -------------------

                                             Arthur Andersen LLP

Chicago, Illinois