Form 10-Q
period 1995-05-31
CHERRY CORP
filed 1995-07-05
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10Q




     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 1995

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

Number of Common Shares outstanding as of May 31, 1995:
    7,563,652 shares of Class A Common
    4,715,341 shares of Class B Common

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                     May 31,    February 28,
                                                       1995         1995
                                                   (Unaudited)    (Note 1)
                                                   -----------    --------
ASSETS:
   Cash and equivalents                            $    2,960     $  5,694
   Receivables, net of allowances                      59,576       56,247
   Inventories (Note 2)                                53,139       48,071
   Income taxes, net                                       --          459
   Other current assets                                 5,483        4,811
                                                   ----------     --------
         Total Current Assets                         121,158      115,282

   Land, buildings and equipment, net                 144,275      132,055

   Investment in affiliates and other, net             16,084       13,856
                                                   ----------     --------

TOTAL ASSETS                                       $  281,517     $261,193
                                                   ==========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Short-term debt                                 $   18,385     $ 18,464
   Accounts payable                                    22,935       21,273
   Payroll related accruals                            14,622       10,938
   Income taxes, net                                    1,815           --
   Other accruals                                      14,268       14,275
   Current maturities of long-term debt                 4,513        4,331
                                                   ----------     --------
         Total Current Liabilities                     76,538       69,281

   Long-term debt                                      28,869       25,863

   Deferred income taxes, net and deferred credits     20,118       18,422

   Stockholders' Equity:
      Class A Common stock                              7,564        7,561
      Class B Common stock                              4,715        4,712
      Additional paid-in capital                       40,943       40,924
      Retained earnings                                87,456       83,192
      Cumulative translation adjustments               15,314       11,238
                                                   ----------     --------
         Total Stockholders' Equity                   155,992      147,627
                                                   ----------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  281,517     $261,193
                                                   ==========     ========

The accompanying notes are an integral part of the consolidated financial statements.


                    THE CHERRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (Dollars in Thousands Except Share Data)

                                     Three Months Ended May 31

                                         1995         1994
                                      ----------    --------
Net Sales                             $ 108,401     $ 79,647

Cost of Products Sold                    79,138       54,744
                                      ---------     --------

  Gross Margin                           29,263       24,903

Engineering, Distribution and
  Administrative Expenses                22,367       18,077
                                      ---------     --------

  Earnings from Operations                6,896        6,826

Other Income, Net                           366          390
                                      ---------     --------

Earnings Before Interest and Taxes        7,262        7,216

Interest Expense, net                       804          847
                                      ---------     --------

Earnings before Income Taxes              6,458        6,369

Income Tax Provision                      2,194        2,452
                                      ---------     --------

Net Earnings                          $   4,264     $  3,917
                                      =========     ========

Earnings per Share                    $     .35     $    .42
                                      =========     ========

Average Shares Outstanding           12,274,819    9,325,016
                                     ==========    =========

The accompanying notes are an integral part of the consolidated financial statements.


                   THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                                  Three Months Ended May 31,
                                                 ---------------------------
                                                    1995            1994
                                                 ----------       ---------
Net Cash Provided by Operating Activities        $  10,455        $   8,524

Cash Flows from Investing Activities:
   Expenditures for Land, Building and Equipment   (15,128)          (8,046)
   Other, net                                          323             (278)
                                                 ---------        ---------
Net Cash Used by Investing Activities              (14,805)          (8,324)
                                                 ---------        ---------

Cash Flows From Financing Activities:
   (Decrease) in Short-term Debt                    (1,110)          (2,991)
   Increase in Domestic Revolver and
      Uncommitted Credit Facilities                  3,200            5,200
   Principal Payments on Long-term Debt               (804)            (823)
   Equity and other Transactions                        25               49
                                                 ---------        ---------

Net Cash Provided by Financing Activities            1,311            1,435
                                                 ---------        ---------

Effect of Exchange Rate Changes on Cash Flows          305              761
                                                 ---------        ---------

Net (Decrease) Increase in Cash and Equivalents     (2,734)           2,396
Cash and Equivalents, at Beginning of Year           5,694            2,697
                                                 ---------        ---------

Cash and Equivalents, at End of Period           $   2,960        $   5,093
                                                 =========        =========

The accompanying notes are in integral part of the consolidated financial statements.


                    THE CHERRY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of May 31, 1995 and the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three months ended May 31, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 1995, and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1995 Annual Report to Stockholders. The results of operations for the three months ended May 31, 1995, are not necessarily indicative of the operating results for a full year.

2.   INVENTORIES


     Inventory values were as follows:

                               May 31,      February 28
                                1995           1995
                              ---------      ---------


     Finished Goods           $ 16,083       $ 14,033
     Work-in-Process            18,015         16,670
     Component Parts            12,521         11,787
     Raw Materials               6,520          5,581
                              --------       --------
                              $ 53,139       $ 48,071
                              ========       ========

3.   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

4.   EARNINGS PER SHARE

     Prior year earnings per share and average shares outstanding have been restated to reflect the stock dividend in July 1994.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Current year first quarter sales of $108.4 million increased 36% over the prior year's record first quarter sales and represents four consecutive years of record first quarter sales. One fourth of the increase in consolidated sales is attributable to foreign currency translation. First quarter net earnings of $4.3 million is also a new record, edging out last year's first quarter net earnings of $3.9 million. The current year first quarter earnings per share of $.35 are lower than the prior year's $.42 primarily from the dilution caused by the equity offering in August 1994.

Domestic sales continue their upward trend and increased 34% over the last year's first quarter. Sales to the automotive market continues to be the major driver of this growth. Sales overseas increased 39% in the quarter, reflecting both an improved European economy and the lower value of the dollar, which accounted for slightly over half the increase.

Consolidated gross margins declined to 27% from 31.3% of sales. The lower first quarter margins are the result of the U.S. dollar devaluation impact on the cost of imported products of approximately $1.0 million, the increased costs of plastic and copper raw materials of approximately $500 thousand, the approximately $500 thousand of higher costs for purchased parts resulting from temporary supplier shortages and equipment delays, the approximately $350 thousand of residual costs associated with last fall's automotive switch assembly product introductions, and the approximately $500 thousand of startup costs associated with the introduction of a new standard keyboard. Any additional decline in margins is attributable to a change in product mix.

Some economy of scale was derived in the current year first quarter as consolidated operating expenses increased 24% over the prior year's first quarter, while sales increased 36%. Domestic and foreign operating expenses increased 17% and 35%, respectively. Approximately 63% of the foreign increase related to foreign currency translation.

Consolidated operating profit margins, as a result of the above factors, declined to 6.4% from 8.6% of sales.

Consolidated net interest expense was approximately 5% lower than the comparable quarter of the prior year primarily from lower borrowing levels in the current year.

Consolidated other income of $366 thousand declined slightly from the prior year.

The consolidated effective income tax rate decreased to 34% in the current year from 38.5% in the prior year. The rate declined primarily from higher domestic tax credits and lower state income taxes.

A normal seasonal slowdown in sales is expected in the upcoming second quarter as the result of automotive and appliance model changeovers and summer vacations. The slowdown, however, is expected to be moderate and in the range of the prior year's second quarter slowdown.

Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation could have an impact on future sales, earnings, and the financial position of the Company as denominated in U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm purchase commitments denominated in foreign currencies (principally German marks). At May 31, 1995, the U.S. dollar equivalent of forward contracts outstanding approximated $6.0 million.

Liquidity and Capital Resources

At May 31, 1995, the consolidated debt to capital ratio edged up slightly to 24.9% from 24.8% at February 28, 1995. Cash from operating activities of $10.5 million provided the majority of funds needed for the $15.1 million in capital expenditures. The remaining funds came from net financing activities.

Domestic capital expenditures were $10.3 million while foreign capital expenditures were $4.8 million. This continues a trend in recent years supported by our higher domestic growth rate and the need for additional production capacity at our U.S. facilities.

If currently anticipated sales growth materializes, capital expenditures will continue to average approximately 12% of sales for the remainder of fiscal 1996 and fiscal 1997. A significant portion of these capital expenditures will be to increase production capacity to accommodate growth. Although operations are expected to finance a majority of the funds needed, debt is expected to increase to fund the remaining cash needs. The Company's credit facilities and bank lines should be sufficient to finance these needs. In addition, the Company is in the process of finalizing $25 million of long-term debt with a twelve year final maturity.

                    THE CHERRY CORPORATION AND SUBSIDIARIES

                          PART II.   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
      (a)  The annual meeting of stockholders was held on June 15, 1995.
      (b) Seven directors were elected and received the following Class B stockholder votes:

                                       For           Withheld
                                    ---------       ----------
       1. Peter B. Cherry           4,365,333         213,788
       2. Walter L. Cherry          4,365,333         213,788
       3. Alfred S. Budnick         4,365,333         213,788
       4. Thomas L. Martin, Jr.     4,365,322         213,789
       5. Robert B. McDermott       4,365,328         213,793
       6. Peter A. Guglielmi        4,365,322         213,799
       7. Charles W. Denny          4,365,322         213,799

      (c) A proposal to approve the 1995 Stock Incentive Plan was approved and received the following Class B stockholder votes:

         For       Against        Abstained         Broker Non-Votes
      ---------   ---------      ------------     --------------------
      3,976,623    305,152          18,366              278,980

      (d) A proposal to approve the 1995 Nonemployee Director Stock Option Plan was approved and received the following Class B stockholder votes:

         For       Against        Abstained         Broker Non-Votes
      ---------   ---------      ------------     --------------------
      4,040,071    242,127          21,639              275,284


Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

        Exhibit Number              Description of Exhibit
        --------------        ---------------------------------
              27              Article 5 Financial Data Schedule

      (b)  Reports on Form 8-K

      During the quarter, the following Form 8-K Report was filed:

      1.Form 8-K dated May 19, 1995.       (Item 7)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE CHERRY CORPORATION
                                       (Registrant)



DATE:  July 5, 1995                By: Dan A. King
                                      --------------
                                       Dan A. King
                                   Treasurer, Secretary and
                                   Corporate Controller