Form 10-Q
period 1995-08-31
CHERRY CORP
filed 1995-10-05
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10Q




     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 31, 1995

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

Number of Common Shares outstanding as of August 31, 1995:
    7,566,403 shares of Class A Common
    4,718,092 shares of Class B Common

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                    August 31,  February 28,
                                                       1995         1995
                                                   (Unaudited)    (Note 1)
                                                   -----------    --------
ASSETS:
   Cash and equivalents                            $   3,141      $  5,694
   Receivables, net of allowances                     61,473        56,247
   Inventories (Note 2)                               57,157        48,071
   Income taxes, net                                     265           459
   Other current assets                                3,900         4,811
                                                   ---------      --------
         Total Current Assets                        125,936       115,282

   Land, buildings and equipment, net                145,302       132,055

   Investment in affiliates and other, net            13,694        13,856
                                                   ---------      --------

TOTAL ASSETS                                       $ 284,932      $261,193
                                                   =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Short-term debt                                 $  21,991      $ 18,464
   Accounts payable                                   19,312        21,273
   Payroll related accruals                           12,781        10,938
   Other accruals                                     17,738        14,275
   Current maturities of long-term debt                4,215         4,331
                                                   ---------      --------
         Total Current Liabilities                    76,037        69,281

   Long-term debt                                     36,650        25,863

   Deferred income taxes, net and deferred credits    19,150        18,422

   Stockholders' Equity:
      Class A Common stock                             7,566         7,561
      Class B Common stock                             4,718         4,712
      Additional paid-in capital                      40,969        40,924
      Retained earnings                               88,987        83,192
      Cumulative translation adjustments              10,855        11,238
                                                   ---------      --------
         Total Stockholders' Equity                  153,095       147,627
                                                   ---------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 284,932      $261,193
                                                   =========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (Dollars in Thousands Except Share Data)

                                     Three Months Ended       Six Months Ended
                                         August 31,              August 31,

                                      1995        1994        1995        1994
                                   ---------   ---------   ---------   ---------
Net Sales                          $  99,055   $  74,241   $ 207,456   $ 153,888

Cost of Products Sold                 75,596      53,427     154,734     108,171
                                   ---------   ---------   ---------   ---------

   Gross Margin                       23,459      20,814      52,722      45,717

Engineering, Distribution and
   Administrative Expenses            22,098      17,577      44,465      35,654
                                   ---------   ---------   ---------   ---------

   Earnings from Operations            1,361       3,237       8,257      10,063

   Other Income, Net                   1,906         445       2,272         835
                                   ---------   ---------   ---------   ---------

Earnings Before Interest and Taxes     3,267       3,682      10,529      10,898

Interest Expense, Net                    944         896       1,748       1,743
                                   ---------   ---------   ---------   ---------

Earnings before Income Taxes           2,323       2,786       8,781       9,155

Income Tax Provision                     792       1,074       2,986       3,526
                                   ---------   ---------   ---------   ---------

Net Earnings                       $   1,531   $   1,712   $   5,795   $   5,629
                                   =========   =========   =========   =========

Earnings per Share                 $     .12   $     .18   $     .47   $     .59
                                   =========   =========   =========   =========

Average Shares Outstanding        12,283,158   9,747,550  12,278,988   9,536,283
                                  ==========   =========  ==========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                                 Six Months Ended August 31,
                                                 ---------------------------
                                                    1995             1994
                                                 ---------        ---------
Net Cash Provided by Operating Activities        $   8,813        $   9,600

Cash Flows from Investing Activities:
   Expenditures for Land, Building and Equipment   (27,792)         (17,497)
   Proceeds from Sales of Land, Building
      and Equipment                                  1,970                -
   Other, net                                          209             (334)
                                                 ---------        ---------
Net Cash Used by Investing Activities              (25,613)         (17,831)
                                                 ---------        ---------

Cash Flows From Financing Activities:
   Increase in Short-term Debt                       3,650               85
   Increase (Decrease) in Domestic Revolver and
      Uncommitted Credit Facilities                (12,100)         (21,800)
   Principal Payments on Long-term Debt             (2,307)          (2,369)
   Proceeds from Long Term Debt Issuance            25,000                -
   Net Proceeds from Equity Offering                     -           33,176
   Other Equity Transactions                            56              157
                                                 ---------        ---------
Net Cash Provided by Financing Activities           14,299            9,249
                                                 ---------        ---------

Effect of Exchange Rate Changes on Cash Flows          (52)             327
                                                 ---------        ---------

Net (Decrease) Increase in Cash and Equivalents     (2,553)           1,345
Cash and Equivalents, at Beginning of Year           5,694            2,697
                                                 ---------        ---------

Cash and Equivalents, at End of Period           $   3,141        $   4,042
                                                 =========        =========

The accompanying notes are in integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of August 31, 1995 and the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three and six months ended August 31, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1995, and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1995 Annual Report to Stockholders. The results of operations for the three and six months ended August 31, 1995 are not necessarily indicative of the operating results for a full year.

2.   INVENTORIES


     Inventory values were as follows:

                              August 31,     February 28,
                                1995           1995
                              ---------      ---------


     Finished Goods           $  17,717      $ 14,033
     Work-in-Process             19,584        16,670
     Component Parts             13,254        11,787
     Raw Materials                6,602         5,581
                              ---------      --------

                              $  57,157      $ 48,071
                              =========      ========

3.   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Record second quarter sales of $99.1 million for fiscal 1996 were 33% higher than the same quarter of the prior year. Second quarter sales from domestic operations increased 32%, while foreign operations increased 36%. The robust increase in sales was broad based, coming from new products, increased market share, the strength of the underlying markets and a weaker dollar. Approximately 20% of the consolidated sales increase resulted from favorable currency translation.

Record sales of $207.5 million for the current year six month period were 35% higher than the comparable period of the prior year. Foreign currency translation accounted for approximately 23% of the increase in consolidated six month sales.

Consolidated operating profit for the second quarter of the current year declined to 1.4% of sales from 4.4% for the comparable period of the prior year. This decline results primarily from $1.3 million of costs associated with the introduction of a new standard keyboard, $500 thousand of costs from difficulties in the ramp up of a new integrated circuit fabrication operation, and $1.2 million of increased product costs resulting from the weaker dollar and raw material price increases. This decline occured primarily at the gross margin level, since operating expenses were under control and actually declined, as a percent of sales.

The year-to-date consolidated operating margin declined to 4% of sales from 6.5% in the prior year primarily from the problems noted above which began in the first quarter of the current year.

Consolidated interest expense for the second quarter increased 5.4% from the comparable period of the prior year primarily from slightly higher borrowing levels. Six month interest expense was largely unchanged.

Consolidated other income for the current year second quarter and six months increased $1.5 million and $1.4 million, respectively, over the comparable prior year periods. The increases resulted primarily from a $1.3 million gain on the sale of a facility in Germany.

The consolidated effective income tax rate of approximately 34% for the current year is lower than the 38.5% rate for the comparable periods of the prior year. The rate declined primarily from higher domestic tax credits and lower state income taxes.

Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation could have an impact on future sales, earnings, and financial position of the Company as denominated in U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm purchase commitments denominated in foreign currencies (primarily German Marks). At August 31, 1995, the U.S. dollar equivalent of forward contracts outstanding approximated $ 6.2 million.

Liquidity and Capital Resources

On July 28, 1995, the Company completed a $25 million long-term debt placement with an insurance company in the form of 6.99% Senior Notes due July 15, 2007 with principal prepayments of $5 million required in years 8 through 11. The notes are unsecured and interest is payable semi-annually each January and July. Covenants pertain to consolidated net worth and debt to capital ratios, among others. The proceeds were used to repay outstanding debt under the Company's multicurrency revolver and uncommitted domestic facilities. During the second quarter, the three uncommitted, unsecured credit facilities were reduced from $45 million to $31 million.

At August 31, 1995, the consolidated debt to capital ratio increased to 29.1% from 24.8% at February 28, 1995. Consolidated operations generated $8.8 million in cash for the six month period ended August 31, 1995. Additional cash was provided by the $25 million long term debt issuance, $3.7 million from the increase in short term debt and $2.0 million from proceeds on the sale of a German facility.

Of the funds generated above, $27.8 million was invested in buildings and equipment, with $18.6 million for domestic operations and $9.2 million for foreign locations. The Company also repaid $12.1 million on the domestic revolver and uncommitted credit facilities and $2.3 million on other long term debt.

If currently anticipated sales growth materializes, capital expenditures will continue to average 12% of sales for the remainder of fiscal 1996 and fiscal 1997. A significant portion of these capital expenditures will be to increase production capacity to accommodate this growth. Although operations are expected to finance a majority of the funds needed, debt is expected to increase to fund the remaining cash needs. With the new long term debt placement and the existing credit facilities and bank lines, the Company should have sufficient capital to finance these needs.

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



                                   THE CHERRY CORPORATION
                                       (Registrant)



DATE:  October 5, 1995             By: Dan A. King
                                      --------------
                                       Dan A. King
                                   V.P. of Finance, Secretary
                                      and Treasurer