Form 10-Q
period 1995-11-30
CHERRY CORP
filed 1996-01-03
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10Q




     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 30, 1995

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

Number of Common Shares outstanding as of November 30, 1995:
    7,566,720 shares of Class A Common
    4,718,409 shares of Class B Common

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                   November 30, February 28,
                                                       1995         1995
                                                   (Unaudited)    (Note 1)
                                                   -----------    --------
ASSETS:
   Cash and equivalents                            $   3,493      $  5,694
   Receivables, net of allowances                     60,440        56,247
   Inventories (Note 2)                               60,535        48,071
   Income taxes, net                                     996           459
   Other current assets                                3,691         4,811
                                                   ---------      --------
         Total Current Assets                        129,155       115,282

   Land, buildings and equipment, net                153,728       132,055

   Investment in affiliates and other, net            14,339        13,856
                                                   ---------      --------

TOTAL ASSETS                                       $ 297,222      $261,193
                                                   =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Short-term debt                                 $  25,058      $ 18,464
   Accounts payable                                   20,178        21,273
   Payroll related accruals                           14,262        10,938
   Other accruals                                     18,200        14,275
   Current maturities of long-term debt                4,320         4,331
                                                   ---------      --------
         Total Current Liabilities                    82,018        69,281

   Long-term debt                                     38,658        25,863

   Deferred income taxes, net and deferred credits    19,941        18,422

   Stockholders' Equity:
      Class A Common stock                             7,567         7,561
      Class B Common stock                             4,718         4,712
      Additional paid-in capital                      40,973        40,924
      Retained earnings                               92,132        83,192
      Cumulative translation adjustments              11,215        11,238
                                                   ---------      --------
         Total Stockholders' Equity                  156,605       147,627
                                                   ---------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 297,222      $261,193
                                                   =========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (Dollars in Thousands Except Share Data)

                                     Three Months Ended       Nine Months Ended
                                        November 30,            November 30,
                                      1995        1994        1995        1994
                                   ---------   ---------   ---------   ---------
Net Sales                          $ 107,242   $  91,490   $ 314,698   $ 245,378

Cost of Products Sold                 81,746      66,206     236,480     174,377
                                   ---------   ---------   ---------   ---------

   Gross Margin                       25,496      25,284      78,218      71,001

Engineering, Distribution and
   Administrative Expenses            22,035      18,482      66,500      54,136
                                   ---------   ---------   ---------   ---------

   Earnings from Operations            3,461       6,802      11,718      16,865

   Other Income, Net                     291         418       2,563       1,253
                                   ---------   ---------   ---------   ---------

Earnings Before Interest and Taxes     3,752       7,220      14,281      18,118

Interest Expense, Net                  1,019         707       2,767       2,450
                                   ---------   ---------   ---------   ---------

Earnings before Income Taxes           2,733       6,513      11,514      15,668

Income Tax Provision(Credit)            (412)      2,236       2,574       5,762
                                   ----------  ---------   ---------   ---------

Net Earnings                       $   3,145   $   4,277   $   8,940   $   9,906
                                   =========   =========   =========   =========

Earnings per Share                 $     .26   $     .35   $     .73   $     .95
                                   =========   =========   =========   =========

Average Shares Outstanding        12,284,836  12,240,499  12,280,923  10,431,133
                                  ==========  ==========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                                 Nine Months Ended November 30,
                                                 ------------------------------
                                                    1995            1994
                                                 ---------        ---------
Net Cash Provided by Operating Activities        $  18,711        $  12,455

Cash Flows from Investing Activities:
   Expenditures for Land, Building and Equipment   (41,007)         (31,785)
   Proceeds from Sales of Land, Building
      and Equipment                                  2,011                -
   Other, net                                         (668)             489
                                                ----------        ---------
Net Cash Used by Investing Activities              (39,664)         (31,296)
                                                ----------        ---------

Cash Flows From Financing Activities:
   Increase(decrease) in Short-term Debt             6,252             (216)
   (Decrease) in Domestic Revolver and
      Uncommitted Credit Facilities                 (9,500)          (7,000)
   Principal Payments on Long-term Debt             (3,032)          (4,227)
   Proceeds from Long Term Debt Issuance            25,000                -
   Net Proceeds from Equity Offering                     -           33,176
   Other Equity Transactions                            61              221
                                                 ---------        ---------
Net Cash Provided by Financing Activities           18,781           21,954
                                                 ---------        ---------

Effect of Exchange Rate Changes on Cash Flows          (29)             362
                                                 ---------        ---------
Net (Decrease) Increase in Cash and Equivalents     (2,201)           3,475
Cash and Equivalents, at Beginning of Year           5,694            2,697
                                                 ---------        ---------

Cash and Equivalents, at End of Period           $   3,493        $   6,172
                                                 =========        =========

The accompanying notes are in integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of November 30, 1995, and the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three and nine months ended November 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1995, and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1995 Annual Report to Stockholders. The results of operations for the three and nine months ended November 30, 1995 are not necessarily indicative of the operating results for a full year.

2.   INVENTORIES


     Inventory values were as follows:

                                    November 30,      February 28,
                                       1995              1995
                                    -----------       -----------

      Finished Goods                $    19,536       $   14,033
      Work-in-Process                    20,388           16,670
      Component Parts                    13,183           11,787
      Raw Materials                       7,428            5,581
                                    -----------       ----------
                                    $    60,535       $   48,071
                                    ===========       ==========

3.   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Third quarter sales of $107.2 million for fiscal 1996 were 17% higher than the same quarter of the prior year. Third quarter sales from domestic operations increased 24%, while foreign operations increased 8%. The sales increases were broad based, resulting from new products, increased market share, the strength of the underlying markets and a weaker dollar. Approximately 21% of the consolidated sales increase resulted from favorable currency translation. Current year third quarter sales of the Company's semiconductor products to the automotive and cellular telephone markets, though higher than the prior year's third quarter sales, were less than anticipated as a result of general market conditions.

Sales of $314.7 million for the current year nine month period were 28% higher than the comparable period of the prior year. Foreign currency translation accounted for approximately 22% of the increase in consolidated nine month sales.

Consolidated operating profit for the third quarter of the current year declined to 3.2% of sales from 7.4% for the comparable period of the prior year. The decline results from a combination of factors, listed in their order of significance, as follows:
 . Continuing high production costs: The Company continues to aggressively work to reduce costs associated with product and process introductions made during the last year.
 . The company installed greater capacity and staffed its semiconductor operation based on growth estimates. Actual third quarter semiconductor sales were up 20% but below Company expectations. The Company is currently assessing demand and the appropriate course of action.
 . Selling price reductions and increased material prices have led to margin erosions in many products. Copper and plastics have increased in price this year. The weak dollar has also resulted in higher material costs for foreign purchased materials that have not been fully recoverable from the customer.
The decline occurred primarily at the gross margin level, since operating expenses were essentially constant as a percent of sales.

The year-to-date consolidated operating margin declined to 3.7% of sales from 6.9% in the prior year primarily from the same factors noted above, many of which began in the first quarter of the current fiscal year.

Consolidated interest expense for the third quarter increased 44.1% over the comparable period of the prior year. Third quarter debt levels were 70% higher than the prior year's comparable period. Substantial debt was repaid in August, 1994 with the proceeds from an equity offering. Debt has increased since then to help finance expansion of production capacity to accomodate continued sales growth. Interest rates for the current year quarter are approximately 15% lower than the comparable quarter of the prior year as a result of more favorable credit facilities and general economic conditions. The impact of the prior year debt repayment was less pronounced on the nine month periods and as a result interest expense for the current year-to-date increased only 12.9% over the prior year.

Consolidated other income for the current year nine month period increased $1.3 million over the comparable prior year period. The increase resulted from the $1.3 million gain on the sale of a facility in Germany.

The consolidated effective income tax rate of 22.4% for the current year-to-date is lower than the 36.8% rate for the comparable period of the prior year. The rate declined due to the implementation of tax planning strategies in the current quarter which resulted in the recognition of pre-merger U.S. loss carryforwards and foreign tax credits in the amount of $1.1 million. These items resulted in an overall tax benefit being reported for the current year third quarter. For the fourth quarter, the Company anticipates the effective tax rate to be in the lower 30% range.

Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation could have an impact on future sales, earnings, and financial position of the Company as denominated in U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm purchase commitments denominated in foreign currencies (primarily German Marks). At November 30, 1995, the U.S. dollar equivalent of forward contracts outstanding approximated $ 2.2 million.

Liquidity and Capital Resources

At November 30, 1995, the consolidated debt to capital ratio increased to 30.3% from 24.8% at February 28, 1995. Consolidated operations generated $18.7 million in cash for the nine month period ended November 30, 1995. Additional cash was provided by the $25.0 million long term debt issuance, $6.3 million from the increase in short term debt and $2.0 million from proceeds on the sale of a German facility.

Of the funds generated above, $41.0 million was invested in buildings and equipment, and $.6 million for patents. $26.3 million of the investment in buildings and equipment was for domestic operations and $14.7 million for foreign locations. The Company also repaid $9.5 million on the domestic revolver and uncommitted credit facilities and $3.0 million on other long term debt.

For the fourth quarter ending February 29, 1996, capital expenditures are estimated at $10 million, and for fiscal 1997 are currently estimated at $40 to $45 million. A significant portion of these capital expenditures will be to increase production capacity to accommodate sales growth. Although operations are expected to finance a majority of the funds needed, debt is expected to increase to fund the remaining cash needs. With the new long term debt placement and the existing credit facilities and bank lines, the Company should have sufficient capital to finance these needs.

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

      1.  Form 8-K dated October 17, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE CHERRY CORPORATION
                                        (Registrant)


DATE:  January 3, 1996             By: Dan A. King
                                      --------------
                                       Dan A. King
                                   V.P. of Finance, Secretary
                                      and Treasurer