Form 10-K405
CHERRY CORP
filed 1996-05-20
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For this fiscal year ended the Last Day of February, 1996
Commission File Number 0-8955

                            THE CHERRY CORPORATION
            (Exact name of registrant as specified in its charter)
              Delaware                             36-2977756
(State of other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification Number)

3600 Sunset Avenue, Waukegan, IL                      60087
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number including area code:     (847) 662-9200

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

The aggregate market value of the registrant's Class A and Class B Common Stock on April 26, 1996 held by nonaffiliates was approximately $65 million, based on a calculation that 54% of the shares are owned by nonaffiliates and are valued at the closing prices as reported on the Nasdaq National Market tier of The Nasdaq Stock Market on April 26, 1996.

Number of common shares outstanding as of April 30, 1996:
     7,610,091 shares of Class A Common
     4,728,327 shares of Class B Common

                      DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated:                      Part of Form 10-K
-----------------------                      -----------------
Various parts of the Company's Proxy         All of Part III
Statement for its 1996 Annual Meeting

                             THE CHERRY CORPORATION
                                     PART I
ITEM 1.  BUSINESS

GENERAL
The Cherry Corporation ("Cherry", "Company" or "Corporation") was incorporated in 1953 in the State of Illinois and reincorporated in the State of Delaware in 1978. The Company and its subsidiaries design, manufacture and sell over 3,000 types of proprietary and custom electrical, electronic and semiconductor components used by a broad range of original equipment manufacturers (OEM's) and distributors in the automotive, computer and consumer and commercial markets.

Cherry's executive offices are located at the Cherry Electrical Products division in Waukegan, Illinois. Its wholly owned subsidiary companies operate in the following locations: Cherry Semiconductor Corporation, Rhode Island; Cherry Mikroschalter GmbH, the Federal Republic of Germany; Cherry Electrical Products Ltd., United Kingdom; Cherry SARL, France; Cherasia Limited, Hong Kong; Cherry SRO, Czech Republic; and Cherry Australia Pty., Ltd., Australia. Additionally, the Company operates in Japan and India through 50% owned affiliates, Hirose Cherry Precision Company Limited and TVS Cherry Private Limited, respectively. The Company also operates a branch sales and engineering office in Japan under the name Cherry Automotive-Japan.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Refer to the Business Segment and Geographic Area Information contained in Item 8 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

Cherry has three major business segments:

The Automotive Market segment designs, manufactures and sells semiconductors, electronic controls and switch assemblies for the automobile industry. Automobile special-use switches and switch assemblies are used in a variety of applications including power windows and mirrors, central door locks and cruise controls. The Company's semiconductor devices are integrated circuits used in power train controls, body electronics, vehicle control and safety, instrumentation and entertainment electronics. Its electronic control modules are used as controls for sunroofs, convertible tops and memory power seats. These products are custom made for major U.S. and European manufacturers, including Japanese transplants in North America. The Company's automotive customers generally pay for the tooling and other special manufacturing requirements.

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

The Consumer and Commercial Market segment designs, manufactures and sells switches, semiconductors and electronic controls and displays used in household appliances, office equipment and cellular telephones. Snap-action switches are generally manufactured to customer specifications by modifying the Company's standard products. Switches are used in various appliances, office equipment and control and measurement device applications. Semiconductor applications include cellular communications, off-line power supplies and DC/DC converters. Plasma display products are primarily sold to the enterainment industry as readouts for electronic games. Electronic controls are used in office equipment and medical instrumentation.

Inflation has not been a material factor in any segment.

MARKETS, MAJOR CUSTOMERS AND SEASONALITY

Virtually all of the Company's sales are made to original equipment manufacturers and to independent distributors. In fiscal 1996, sales to the Company's five largest customers accounted for 36.4% of consolidated sales. Of these five largest customers, sales to General Motors and Ford were 16.4% and 12.5%, respectively.

Within the Company's Automotive Market segment, four customers account for 73.8% of the segment sales and include General Motors and Ford mentioned above. In fiscal 1996, the Consumer and Commercial Market segment has one customer which accounts for 11.8% of that segment's sales.

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

Cherry Semiconductor Corporation sales outside the United States are handled by Cherry sales representatives or through independent sales representatives and distributors. Cherry Mikroschalter GmbH sells through sales representatives and independent distributors located throughout Europe and the Far East. Cherry Electrical Products Ltd., United Kingdom, under the direction of Cherry Mikroschalter GmbH, is responsible for sales efforts in Great Britain and Ireland through sales representatives and independent distributors. In Japan, the Company's joint venture sales are directed by Hirose Cherry Precision Co., Ltd. through distributors. In India, sales are directed by Cherry's new joint venture, TVS Cherry Private Limited. Cherry SARL sells products in France which are purchased primarily from Cherry Mikroschalter GmbH. Cherasia Limited sells Cherry products throughout the Far East. In Australia, Cherry products are sold through Cherry Australia Pty. Ltd. The Company's automotive sales and engineering center in Japan coordinates selling activities with Japanese automotive manufacturers.

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

                                                     Backlog as of
                                                The Last Day of February
                                                ------------------------
             (000's Omitted)                      1996           1995
                                                ---------      ---------
   Automotive Market Segment                    $  43,450      $  46,278
   Computer Market Segment                         49,159         31,912
   Consumer and Commercial Market Segment          41,390         37,817
                                                ---------      ---------
                                                $ 133,999      $ 116,007
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

PRODUCT DEVELOPMENT

During the fiscal year ended the last day of February 1996, the Company spent approximately $20,319,000 on product development. The Company spent approximately $14,841,000 and $10,424,000 on product development in fiscal 1995 and 1994, respectively. The percentage of development expenses reimbursed by customers was not significant in any of the periods discussed.

EMPLOYEES

As of February 29, 1996, the Company employed 4,399 persons.

ENVIRONMENTAL PROTECTION

The Company believes that its manufacturing operations and properties are in material compliance with existing federal, state and local provisions enacted or adopted to regulate the discharge of materials into the environment, or otherwise protect the environment. Such compliance has been achieved without material effect on Cherry's earnings or competitive position.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Company's executive officers, their ages, business experience, and position and offices as of February 29, 1996.

                                    Term as       Business Experience During
       Name             Age         Officer          the Past Five Years

Peter B. Cherry         48            22        Chairman of the Board since 1992
                                                and President since 1982

Alfred S. Budnick       58            19        Vice President of the Company
                                                and President of Cherry
                                                Semiconductor Corporation since
                                                1977.

Klaus D. Lauterbach     53            4         Vice President since June 1992;
                                                General Manager of Cherry Mikro-
                                                schalter GmbH since 1990;
                                                Assistant General Manager prior
                                                to 1990.

Dan A. King             46            8         Vice President of Finance
                                                since June 1995;
                                                Secretary in 1993; Treasurer and
                                                Corporate Controller prior to
                                                1993.

Kevin G. Powers         36            1         Corporate Controller and
                                                Assistant Secretary since June
                                                1995; Assistant Treasurer in
                                                January 1993; Manager, Corporate
                                                Accounting of Square D Company
                                                prior to 1993.

ITEM 2.   PROPERTIES

Cherry owns and leases manufacturing, warehousing and office space in 15 cities around the world. The Company owns its major facilities which are located in Illinois, Rhode Island and Germany and comprise 345,000, 150,000 and 352,000 square feet, respectively. In addition, the Company also owns a 33,000 square foot facility in England. All owned facilities are used for a combination of production, warehousing and administrative activities. The Company also leases facilities totaling 168,000 square feet, with approximately 84% used for production, assembly and warehousing and the balance primarily for sales activities. The leases expire at various dates through December 31, 2000.

The total owned and leased facilities noted above are currently used by the business segments in the following estimated proportion:

          Automotive Market                     44%
          Computer Market                       27%
          Consumer & Commercial Market          29%
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

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

The Cherry Corporation common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbols CHERA and CHERB. As of May 16, 1996, there were approximately 2,200 and 1,800 holders of record of the Class A and Class B common stocks, respectively. The Class A Common Stock began trading on Nasdaq in July, 1994. The historical sales price for Class B Common Stock has been restated to reflect the estimated effect of the stock dividend issued on July 14, 1994. The quarterly high and low prices reported on Nasdaq and the dividends paid per common share in the last two fiscal years are shown below:

                          Class A Common                Class B Common
Fiscal 1996           High     Low     Dividend       High     Low   Dividend
  Quarters:
      Fourth         $10.50   $ 9.25   $ --        $10.50   $ 9.25   $ --
      Third           15.50     9.25     --         15.25     9.75     --
      Second          15.75    12.38     --         15.50    11.75     --
      First           16.50    13.50     --         15.75    13.00     --
Fiscal 1995
   Quarters:
      Fourth         $16.50   $12.50   $ --        $16.25   $12.00   $ --
      Third           17.38    13.25     --         17.25    13.50     --
      Second          15.00    11.75     --         15.88    11.50     --
      First             --       --      --         15.50    12.13     --

ITEM 6.  SELECTED FINANCIAL DATA

The following summary should be read in conjunction with the consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K:

                  (Dollars in thousands except share and employee data)
Year ended the last day of February           1996        1995      1994      1993         1992
SUMMARY OF OPERATIONS
   Net sales                              $  424,681     339,237   275,269    266,231   228,631
   Gross margin                              105,189      97,018    80,179     76,521    60,650
   Operating expenses                         89,437      73,620    62,419     59,840    54,002
   Earnings from operations                   15,752      23,398    17,760     16,681     6,648
   Other income, net                           2,862       1,671     1,240        483     2,047
   Earnings before interest and taxes         18,614      25,069    19,000     17,164     8,695
   Interest expense, net                       3,765       3,218     3,817      5,230     5,740
   Earnings before income taxes, extra-
    ordinary tax credit and cumulative
    effect of change in accounting
    principle                                 14,849      21,851    15,183     11,934     2,955
   Income tax provision (benefit)              3,598       7,028     5,692      4,216      (819)
   Earnings before extraordinary tax
    credit and cumulative effect of
    change in accounting principle            11,251      14,823     9,491      7,718     3,774
   Extraordinary tax credit                       --          --        --      2,539       891
   Cumulative effect of change in
    accounting principle                          --          --     1,542         --        --
   Net earnings                           $   11,251      14,823    11,033     10,257     4,665

OTHER STATISTICS
   Net earnings as a percent of sales           2.6%        4.4%      4.0%       3.9%      2.0%
   Average shares outstanding             12,287,459  10,882,950 9,299,848  9,184,228 9,113,490
  Earnings per share:
    Earnings before extraordinary tax
      credit and cumulative effect of
      change in accounting principle      $      .92        1.36      1.02        .84       .41
    Extraordinary tax credit                      --          --        --        .28       .10
    Cumulative effect of change in
      accounting principle                        --          --       .17         --        --
    Net earnings per share                $      .92        1.36      1.19       1.12       .51
   Return on average stockholders' equity       7.4%       12.3%     12.6%      13.4%      6.7%
   Dividends per share                    $       --          --        --         --        --
   Capital expenditures, net              $   50,864      44,736    23,356     19,023     8,247
   Depreciation and amortization          $   23,406      18,768    16,720     18,023    16,729

FINANCIAL POSITION
   Working capital                        $   50,734      46,001    39,395     43,791    33,893
   Current ratio                                 1.6         1.7       1.9        2.2       1.7
   Total assets                           $  303,339     261,193   193,548    183,219   181,580
   Long-term debt                         $   44,237      25,863    42,970     50,817    49,808
   Total debt                             $   73,135      48,658    53,632     58,248    70,180
   Stockholders' equity                   $  158,292     147,627    93,476     82,014    71,049
   Stockholders' equity per share         $    12.83       12.03     10.03       8.83      7.78
   Debt to capital ratio                       31.6%       24.8%     36.5%      41.5%     49.7%
   Net cash provided by operating
    activities                            $   24,340      23,786    28,347     26,871    17,940

PER EMPLOYEE DATA
   Average number of employees                 4,193       3,617     3,048      2,765     2,846
   Net sales                              $  101,283      93,790    90,311     96,286    80,334
   Average assets employed                $   67,318      62,862    61,806     65,967    65,831

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FISCAL 1996 VS. FISCAL 1995

     Consolidated sales of $424.7 million for fiscal 1996 increased 25% over the prior year. Approximately one-fifth of the increase is attributable to foreign currency translation. Domestic sales increased 27% and international sales increased 23% (10% in local currency). Increases were broad based, resulting from new products, increased market share, the strength of the underlying markets and a weaker dollar.

     All business segments recorded increases in current year consolidated sales compared to the prior year. The Automotive Market continues to lead the way with sales increasing 32% , while the Consumer and Commercial (C&C) Market and the Computer Market recorded sales increases of 25% and 16%, respectively. Within the Automotive Market, sales of switch assemblies and semiconductor devices increased 41% and 29%, respectively, while electronic controls decreased 16%. Sales of electronic controls and displays increased 80% in the C&C Market, followed by 34% and 15% higher sales of semiconductor devices and switches, respectively. The Computer Market sales increase came primarily from keyboards and related products. Although current year sales of the Company's semiconductor products to the Automotive Market and the C&C Market (specifically sales to a cellular telephone manufacturer), were higher than the prior year, the sales increases were less than anticipated as a result of general market conditions.

     Current year operating profit declined to $15.8 million or 3.7% of sales from $23.4 million or 6.9% of sales in the prior year. The current year gross margin rate declined to 24.8% from 28.6% in the prior year. The decline results from a combination of factors, listed in the order of their significance, as follows:
 . The Company experienced high production costs. In response, the Company continues to aggressively work to reduce costs associated with product and process introductions made during fiscal 1996 and 1995.
 . The Company installed greater capacity and staffed its semiconductor operation based on growth estimates. Actual semiconductor sales in the last half of fiscal 1996 were up 16% but below Company expectations.
 . Selling price reductions and increased material prices have led to margin erosions in many products. Copper and plastic have increased in price this year. The weak dollar has also resulted in higher material costs for foreign sourced purchased materials. These higher costs have not been fully recoverable from the customer.
The current year domestic and foreign operating profit margin declined for the reasons noted above. The decline occurred at the gross margin level, since operating expenses were slightly lower as a percent of sales.

     Current year operating profit margins by business segment were mixed. The Automotive Market current year operating profit margins declined to 2.4% from 7.3% primarily as a result of high production costs, start-up issues, and selling price reductions discussed earlier. The Computer Market operating profit margins for the current year declined to 5.6% from 9.2% as a result of higher production costs associated with new product and process introductions and increased raw material costs. The C&C Market current year operating profit margins improved slightly from 6.1% to 6.9% primarily from higher sales volume and a better product mix.

     Other income of $ 2.9 million for the current year increased $1.2 million from the prior year primarily as a result of a $1.3 million gain on the sale of a German facility.

     Interest expense for the current year increased to $3.9 million from $3.4 million primarily as a result of higher debt levels. In fiscal 1995, substantial debt was repaid with the proceeds from the equity offering in August 1994. Debt has increased since then to help finance expansion of production capacity to accommodate sales growth. Interest rates in the current year were generally lower as a result of more favorable credit facilities and general economic conditions.

     The effective tax rate for fiscal 1996 was 24.2% versus 32.2% in the prior year. The lower current year tax rate is primarily attributable to state tax credits resulting from the Company's significant capital expenditures and the implementation of a tax planning strategy which resulted in the recognition of pre-merger U.S. loss carryforwards.

     Since a significant portion of the Company's manufacturing and sales are overseas, foreign currency translation can have an impact on future sales, earnings, and financial position of the Company when translated into U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm purchase commitments denominated in foreign currencies (primarily German marks). At February 29, 1996, the U.S. dollar equivalent of forward contracts outstanding approximated $6.1 million.

FISCAL 1995 VS. FISCAL 1994

     For fiscal 1995, consolidated sales of $339.2 million and net earnings of $14.8 million were new records for the third consecutive year.

     Consolidated sales of $339.2 million increased 23% over fiscal 1994 sales, with domestic sales increasing 26% and international sales increasing 19%. Approximately one fourth of the international sales increase is attributable to foreign currency translation. The domestic sales growth resulted primarily from increased sales to the Automotive Market together with new sales to a cellular phone manufacturer. International sales grew from increasing penetration into the European automotive market, expanding sales of keyboards and the steadily improving European economy.

     All business segments recorded fiscal 1995 consolidated sales increases compared to the prior year. The Automotive Market led the way with a 40% increase in sales, while the C&C Market and the Computer Market recorded sales increases of 20% and 8%, respectively. Within the Automotive Market, sales of switch assemblies increased 48%, semiconductor devices 36% and electronic controls 14%. The primary contributor to the sales increase in the C&C Market was semiconductor sales to a new customer that manufactures cellular phones. The Computer Market sales increases came primarily from keyboards and related products, which more than offset a decline from semiconductor sales.

     Fiscal 1995 operating profit increased to $23.4 million or 6.9% of sales from $17.8 million or 6.5% of sales in the prior year. Although the operating profit margin improved and current operating expenses as a percentage of sales declined to 21.7% from 22.7%, we did not receive the full benefit from the increased sales volume. The fiscal 1995 gross margin rate declined to 28.6% from 29.1% in the prior year. This decline resulted primarily from higher than anticipated model changeover costs in our domestic automotive power option control business where 70% of our programs in fiscal 1995 were new. The significantly higher than anticipated demand also resulted in increased costs caused by labor inefficiencies, air freight and scrap. The fiscal 1995 domestic operating profit margin declined to 8.4% from 9.9% for the reasons noted above. Whereas, the foreign operating profit margin for fiscal 1995 improved to 6.6% from 4%, as a result of increased sales volume and ongoing cost reductions.

     Fiscal 1995 operating profit margins by business segment were mixed. The Automotive Market fiscal 1995 operating profit margins declined to 7.3% from 11.1% primarily as a result of the higher domestic model changeover costs discussed earlier. The Computer Market operating profit margins for fiscal 1995 improved to 9.2% from 5.2% as a result of higher volume, improved product mix and cost reduction programs. The C&C Market fiscal 1995 operating profit margins improved to 6.1% from 4.5% primarily from higher sales to a new cellular phone customer noted above and a better product mix.

     Other income of $1.7 million for fiscal 1995 increased $.4 million from the prior year primarily from an increase in customer tooling income.

     Interest expense for fiscal 1995 declined to $3.4 million from $3.9 million. The net proceeds from the August 1994 equity offering were used to reduce domestic borrowings, resulting in the lower interest expense in fiscal 1995. In addition, foreign borrowings in local currencies and related interest rates also declined and contributed to the lower interest expense.

     The effective tax rate for fiscal 1995 was 32.2% versus 37.5% in the prior year. The lower fiscal 1995 tax rate results primarily from the utilization of foreign tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     In fiscal 1996, the Company continued to improve its long-term financial flexibility by arranging new credit facilities and a long-term debt placement. These complement the capital resources obtained from the equity offering in fiscal 1995. On May 15, 1995, a new credit facility for $65 million was consummated. The new facility is unsecured, allows for multicurrency borrowings, provides lower interest rates and commitment fees, and has less restrictive covenants than the previous credit facility. On July 28, 1995, the Company completed a $25 million long-term debt placement with an insurance company. The placement is in the form of 6.99% Senior Notes due July 15, 2007, with principal prepayments of $5 million required in years 8 through 12. The notes are unsecured and interest is payable semi-annually each January and July. Covenants pertain to consolidated net worth and debt to capital ratios, among others. The proceeds from the long-term debt placement were used to repay outstanding debt under the Company's new credit facility and uncommitted domestic facilities. During the second quarter of fiscal 1996, the existing three uncommitted, unsecured credit facilities were reduced from $45 million to $31 million. On November 1, 1995, the Company entered into a fourth uncommitted, unsecured credit facility for $10 million. A provision in the multicurrency revolving credit agreement limits the Company's combined domestic borrowings under the facility and the uncommitted facilities to $65 million.

     The consolidated debt to capital ratio increased to 31.6% at February 29, 1996, from 24.8% at the end of the prior fiscal year. The increase in the debt to capital ratio is above expectations due to lower than anticipated earnings. However, 31.6% is still within what the Company considers an acceptable level. An increase in borrowings was expected to help fund production capacity increases in fiscal 1996.

     Consolidated operations generated $24.3 million in cash, with an additional $25.0 million coming from the long-term debt issuance, $6.2 million from short-term borrowings and $2.0 million in proceeds from the sale of a German facility. Proceeds from employee stock purchase and stock option transactions also provided $.5 million. The Company invested $52.2 million in facilities and equipment ($32.2 million domestic and $20.0 million foreign) and $.6 million in patents. The Company repaid $3.0 million on the domestic revolver and uncommitted credit facilities and $3.8 million on other long-term debt.

     For fiscal 1997, if currently anticipated sales growth materializes, the Company estimates that capital expenditures will average approximately 10% of sales. Operations are expected to generate enough cash to fund capital expenditures and still maintain an acceptable debt to capital ratio in fiscal 1997.

     At February 29, 1996, the Company has unused lines of credit available of approximately $45.2 million for domestic operations and $20.4 million for foreign operations. These credit facilities and bank lines should be sufficient, together with internally generated cash, to finance the Company's operations.

FUTURE ACCOUNTING CHANGES

Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," when adopted in fiscal 1997 is not expected to be material.

SFAS No. 123 "Accounting for Stock Based Compensation" will apply in fiscal 1997. The Company has not completed its analysis to determine the impact of adopting this statement. If not adopted, the Company will be required to provide in a footnote, pro-forma disclosures of what earnings and earnings per share for years beginning with fiscal 1996, would have been had the statement been adopted.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Cherry Corporation:

We have audited the accompanying consolidated balance sheets of The Cherry Corporation (a Delaware corporation) and subsidiaries as of the last day of February, 1996 and 1995, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years ended the last day of February, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cherry Corporation and subsidiaries as of the last day of February, 1996 and 1995, and the results of their operations and cash flows for each of the three years ended the last day of February, 1996, in conformity with generally accepted accounting principles.

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

                                                             Arthur Andersen LLP
                                                             -------------------
                                                             Arthur Andersen LLP

Chicago, Illinois
April 3, 1996

                             THE CHERRY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (Dollars in thousands except share data)
                                                    Year Ended the Last Day of February
                                                   1996          1995            1994
SALES AND COSTS
   Net sales                                  $   424,681    $   339,237    $   275,269
   Cost of products sold                          319,492        242,219        195,090
                                              -----------    -----------    -----------
   Gross margin                                   105,189         97,018         80,179
                                              -----------    -----------    -----------

EXPENSES
   Research and engineering                        27,017         20,567         15,230
   Distribution                                    32,020         26,834         22,843
   Administration                                  30,400         26,219         24,346
                                              -----------    -----------    -----------
   Operating expenses                              89,437         73,620         62,419
                                              -----------    -----------    -----------

EARNINGS
   Earnings from operations                        15,752         23,398         17,760
   Other income, net                                2,862          1,671          1,240
                                              -----------    -----------    -----------
   Earnings before interest and taxes              18,614         25,069         19,000
   Interest expense, net                            3,765          3,218          3,817
                                              -----------    -----------    -----------
   Earnings before income
      taxes and cumulative effect of
      change in accounting principle               14,849         21,851         15,183
   Income tax provision - Note C                    3,598          7,028          5,692
                                              -----------    -----------    -----------
   Earnings before cumulative effect
      of change in accounting principle            11,251         14,823          9,491
   Cumulative effect of change in
      method of accounting for income
      taxes - Note C                                   --             --         1,542
                                              -----------    -----------    ----------
   Net earnings                               $    11,251    $    14,823    $    11,033
                                              ===========    ===========    ===========

EARNINGS PER SHARE
   Before cumulative effect of change
      in accounting principle                 $      .92     $     1.36     $     1.02
   Cumulative effect of change in
      accounting principle                            --             --            .17
                                              -----------    -----------    -----------
   Net earnings                               $      .92     $     1.36     $     1.19
                                              ==========     ==========     ===========
   Average shares outstanding                 12,287,459     10,882,950      9,299,848
                                             ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands except share data)
                                                     The Last Day of February
                                                        1996          1995
-----------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and equivalents                               $ 4,213     $ 5,694
   Receivables, less allowances of $1,935 and
      $1,818, in 1996 and 1995, respectively           62,640      56,247
   Inventories - Note E                                54,734      48,071
   Income taxes, net                                    2,218         459
   Prepaid expenses and other current assets            6,133       4,811
                                                      -------     -------
      Total Current Assets                            129,938     115,282

Land, Buildings & Equipment at Cost:
   Land                                                 2,588       1,736
   Buildings and improvements                          83,907      79,924
   Machinery and equipment                            243,134     202,469
   Construction in progress                            16,623      15,951
                                                      -------     -------
                                                      346,252     300,080
   Less: accumulated depreciation                     186,944     168,025
                                                      -------     -------
      Total Land, Buildings & Equipment, net          159,308     132,055

Investment in affiliates and other assets,
   net - Note A                                        14,093      13,856
                                                      -------     -------

Total Assets                                         $303,339    $261,193
                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term debt - Note F                           $24,699     $18,464
   Accounts payable                                    20,598      21,273
   Payroll related accruals                            13,435      10,938
   Other accruals                                      16,273      14,275
   Current maturities of long-term debt - Note F        4,199       4,331
                                                      -------     -------
      Total Current Liabilities                        79,204      69,281

Long-term debt - Note F                                44,237      25,863
Deferred income taxes, net and deferred credits        21,606      18,422

Stockholders' Equity - Note B:
   Class A common stock, $1.00 par value
      Authorized 20,000,000 shares; issued and
      outstanding 7,608,304 in 1996 and
      7,560,652 in 1995                                 7,608       7,561
   Class B common stock, $1.00 par value
      Authorized 10,000,000 shares; issued and
      outstanding 4,726,577 in 1996 and
      4,712,341 in 1995                                 4,727       4,712
   Additional paid-in capital                          41,400      40,924
   Retained earnings                                   94,443      83,192
   Cumulative translation adjustments                  10,114      11,238
                                                      -------     -------
      Total Stockholders' Equity                      158,292     147,627
                                                      -------     -------

Total Liabilities and Stockholders' Equity           $303,339    $261,193
                                                     ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                    Year Ended the Last Day of February
                                                         1996        1995        1994
CASH FLOW FROM OPERATING ACTIVITIES
   Net earnings                                       $11,251     $14,823     $ 11,033
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                    23,406      18,768       16,720
      Cumulative effect of change in accounting
      principle                                            --          --       (1,542)
      (Gain)loss on sale of land, buildings,
      equipment and
         intangibles                                   (1,387)        127            4
      Income from unconsolidated affiliates              (511)       (625)        (643)
      Changes in assets and liabilities:
         (Increase) in receivables                     (4,943)    (10,472)      (2,118)
         (Increase) in inventories                     (6,728)    (10,538)      (2,989)
         (Decrease) increase in accounts payable       (2,042)      7,614          784
         (Increase) decrease in income taxes, net      (1,726)        487          654
         Increase in deferred income taxes              3,568       2,433        1,335
         Decrease in other working capital,
          excluding cash and short-term borrowings      3,452       1,169        5,109
                                                      -------     -------     --------
      Total adjustments                                13,089       8,963       17,314
                                                      -------     -------     --------
      Net cash provided by operating activities        24,340      23,786       28,347
                                                      -------     -------     --------

CASH FLOW FROM INVESTING ACTIVITIES
   Proceeds from sales of land, buildings and
      equipment                                         2,014         806           28
   Expenditures for land, buildings and equipment     (52,169)    (44,865)     (23,390)
   Other                                                 (701)       (759)        (445)
                                                      --------    -------     --------
      Net cash used by investing activities           (50,856)    (44,818)     (23,807)
                                                      --------    -------     --------

CASH FLOW FROM FINANCING ACTIVITIES
   Increase in short-term debt                          6,219      10,797        4,447
   Increase (decrease) in domestic revolver and
      uncommitted credit facilities                    (3,000)     (5,800)       3,651
   Principal payments on long-term debt                (3,863)    (14,928)     (11,383)
   Net proceeds from equity offering                       --      33,176           --
   Proceeds from long-term debt                        25,000          --           --
   Equity and other transactions                          538         487          238
                                                      -------     -------     --------
      Net cash from (used by) financing activities     24,894      23,732       (3,047)
                                                      -------     -------     --------
Effect of exchange rate changes on cash flows             141         297         (127)
                                                      -------     -------     --------
Net increase (decrease) in cash and equivalents        (1,481)      2,997        1,366
Cash and equivalents, at beginning of year              5,694       2,697        1,331
                                                      -------     -------     --------
Cash and equivalents, at end of year                  $ 4,213     $ 5,694     $  2,697
                                                      =======     =======     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest (net of amount capitalized)            $ 3,702     $ 3,314     $  4,041
      Income taxes (net of refunds)                   $ 2,143     $ 4,108     $  3,703

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                     Class A  Class B   Additional              Cumulative           Total
                                     Common    Common    Paid-In   Retained    Translation       Stockholders'
Year ended the last day of February   Stock    Stock     Capital    Earnings   Adjustments          Equity
                                     -------  --------   --------  ----------  -----------     ---------------
Balance, 1993                        $   --   $ 4,644   $  9,979   $  62,009   $     5,382     $        82,014
 Employee options and stock
   purchase plan                         --        17        221          --          --                   238
 Net earnings                            --        --         --      11,033            --              11,033
 Translation adjustments                 --        --         --          --           191                 191
                                     ------   -------   --------   ---------   -----------     ---------------
Balance, 1994                            --     4,661     10,200      73,042         5,573              93,476
 Employee options and stock
   purchase plan                         13        51        423          --            --                 487
 Net earnings                            --        --         --      14,823            --              14,823
 Stock dividend - Note B              4,673        --         --      (4,673)           --                  --
 Public sale of common stock -
   Note B                             2,875        --     30,301          --          --                33,176
 Translation adjustments                 --        --         --          --         5,665               5,665
                                     ------   -------   --------   ---------   -----------     ---------------
Balance, 1995                         7,561     4,712     40,924      83,192        11,238             147,627
 Employee options and stock
   purchase plan                         47        15        476          --            --                 538
 Net earnings                            --        --         --      11,251            --              11,251
 Translation adjustments                 --        --         --          --        (1,124)             (1,124)
                                     ------   -------   --------   ---------   ------------    ----------------
Balance, 1996                        $7,608   $ 4,727   $ 41,400   $  94,443   $    10,114     $       158,292
                                     ======   =======   ========   =========   ===========     ===============

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share data and as otherwise stated)

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Actual results could differ from these estimates.

INVESTMENT IN AFFILIATES
The Company accounts for its investments in 50% owned affiliates in Japan and India by the equity method of accounting. Retained earnings at February 29, 1996, include $7,360 which represents the Company's share of the undistributed earnings of these unconsolidated affiliates.

CASH AND EQUIVALENTS
Cash and equivalents consist of cash and highly liquid securities with original maturities of three months or less. The carrying amount approximates fair value.

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 37% and 38% of the Company's inventories as of the last day of February 1996 and 1995, respectively. For the remaining inventories, cost is determined by the first-in, first-out (FIFO) method. Inventory costs include material, labor and manufacturing overhead.

LAND, BUILDINGS & EQUIPMENT
Land, buildings and equipment are carried at cost or, in the case of capitalized leases, at the lower of the present value of minimum lease payments or the fair value of the leased property. For financial reporting purposes, depreciation expense is provided on a straight-line basis using estimated useful lives of 5 to 50 years for buildings and improvements and 3 to 12 years for machinery and equipment. Depreciation expense was $23,406, $18,768 and $16,720 for fiscal 1996, 1995 and 1994, respectively. Accelerated depreciation methods are generally used for tax purposes.

Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings for the period.

INCOME TAXES
The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

The undistributed earnings of the United Kingdom subsidiary and the Japanese affiliate will continue to be invested indefinitely. Federal income taxes on distribution of these earnings, if any, would not be significant.

CURRENCY TRANSLATION
Assets and liabilities of foreign operations are translated into U.S. dollars at year-end rates of exchange. Profit and loss items are translated at the average exchange rates prevailing during the year. Resulting translation adjustments are reported separately in Stockholders' Equity, net of interperiod tax allocations.

RESEARCH AND DEVELOPMENT
Research and development (R&D) costs are expensed as incurred. R&D expense was $20,319, $14,841 and $10,424 for fiscal 1996, 1995 and 1994, respectively.

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

  On July 12, 1994, the Company offered 2,500,000 shares of Class A Common Stock to the public and also granted the underwriters an option to purchase an additional 375,000 shares to cover over-allotments. The offering concluded on August 19 with the entire 2,875,000 shares sold. The $33.2 million of net proceeds was used to repay domestic debt at that time.

On an unaudited, pro-forma basis, earnings per share for the year ended February 28, 1995, would have been $1.26 had the equity offering been made on March 1, 1994, and the domestic debt repaid at that time.

NOTE C:  INCOME TAXES

Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". The cumulative effect of the change was to record a deferred tax benefit of $1,542, or $.17 per share, related primarily to recognition of the benefit of net operating loss(NOL) carryforwards.

The sources of earnings before income taxes are as follows:
Year ended the last day of February       1996      1995       1994
                                       ---------   -------   --------
Earnings before income taxes,
extraordinary tax credit and
cumulative effect of accounting
change:
   United States                       $   8,056   $13,631   $ 10,683
   Foreign                                 6,793     8,220      4,500

Year ended the last day of February       1996      1995       1994
                                       ---------   -------   --------
Provisions for Income Taxes:
Current: Federal and state             $     358   $ 2,196   $  3,648
         Foreign                           1,582     2,206      1,219
                                       ---------   -------   --------
Current provision                          1,940     4,402      4,867
                                       ---------   -------   --------
Deferred: Federal and state                  657     1,605        536
         Foreign                           1,001     1,021        289
                                       ---------   -------   --------
Deferred provision                         1,658     2,626        825
                                       ---------   -------   --------
Total income tax provision             $   3,598   $ 7,028   $  5,692
                                       =========   =======   ========

Reconciliations of the differences between income taxes computed at federal statutory tax rates and the consolidated provisions for income taxes are as follows:
Year ended the last day of February       1996      1995       1994
                                        --------   -------   --------
Income taxes computed at federal
   statutory tax rates                  $  5,197   $ 7,429   $  5,162
Equity in earnings of unconsolidated
   affiliates                               (179)     (213)      (217)
Foreign tax rate differentials               284       558        194
Current taxation of foreign earnings,
   net of foreign tax credit                (504)   (1,348)      (170)
Change in valuation allowances, net         (610)       --         --
State tax provisions, net of federal
   benefits                                 (211)      538        663
Other, net                                  (379)       64         60
                                        ---------  -------   --------
Consolidated provisions                 $  3,598   $ 7,028   $  5,692
                                        ========   =======   ========

At February 29, 1996, the Company has pre-merger U.S. NOL carryforwards of $2,142 which expire in 1999 and 2000. The Company also has state tax credit carryforwards of approximately $720 that expire in the year 2003. The carryforwards will be available to reduce future income tax liabilities.

The tax effects of the significant temporary differences which comprise the deferred tax liabilities and assets follows:
Year ended the last day of February                 1996          1995
                                                   -------    ----------
Liabilities:
   Book versus tax basis of depreciable assets    $ 14,816     $   9,920
   Foreign currency translation                      5,976         6,051
   Other                                             2,316         1,859
                                                  --------     ---------
Gross deferred tax liabilities                      23,108        17,830
                                                  --------     ---------

Assets:
   Reserves and nondeductible accruals               1,430         1,225
   Undistributed earnings of foreign subsidiaries    1,632         1,239
   Compensation related accruals                     1,111           842
   Pre-merger NOL and credit carryforwards             838           838
   Other                                             2,015           601
   Valuation allowance for deferred tax assets        (387)         (997)
                                                  ---------    ----------
Net deferred tax assets                              6,639         3,748
                                                  --------     ---------
Net deferred tax liability                        $ 16,469     $  14,082
                                                  ========     =========

The valuation allowance of $387 relates to noncurrent tax assets for net operating loss carryforwards due to the uncertainty of realizing the benefit of certain foreign carryforwards. The net change in the valuation allowance for deferred tax assets was a decrease of $610. Of this amount, $838 resulted from recognition of the benefit of pre-merger NOL and credit carryforwards. Due to the implementation of tax planning strategies, management has determined that it is more likely than not that these tax carryforwards will be utilized prior to their expiration.

NOTE D:  SUPPLEMENTARY INCOME STATEMENT INFORMATION

Year ended the last day of February       1996      1995       1994
                                        --------   -------   --------
Other Income (Expense)
   Earnings of affiliates               $    511   $   625   $    643
   Investment grants                         344       426        539
   Tooling income                            291       450         44
   Foreign exchange                           (9)     (182)        46
   Gain(loss) on sale of assets            1,387      (127)        (4)
   Other, net                                338       479        (28)
                                        --------   -------   ---------
Total other income, net                 $  2,862   $ 1,671   $  1,240
                                        ========   =======   ========

Interest expense                        $  3,914   $ 3,396   $  3,919
Interest income                             (149)     (178)      (102)
                                        ---------  -------   --------
Interest expense, net                   $  3,765   $ 3,218   $  3,817
                                        ========   =======   ========
---------------------------------------------------------------------

NOTE E:   INVENTORIES

The last day of February                            1996          1995
                                                  -------      --------
Inventories
   Raw materials                                   $ 8,655      $  5,581
   Component parts                                  11,663        11,787
   Work-in-process                                  18,036        16,670
   Finished goods                                   16,380        14,033
                                                   -------      --------
Total inventories                                  $54,734      $ 48,071
                                                   =======      ========
   Excess of replacement cost over the stated
   value of LIFO inventories                       $ 6,028      $  5,159

NOTE F:  DEBT

The last day of February                            1996          1995
                                                   -------      --------
SHORT-TERM DEBT
(With domestic and foreign banks)
   Bank loans outstanding                          $24,699      $ 18,464
   Weighted average interest rate                     3.8%          5.7%


LONG-TERM DEBT
Foreign obligations:
   Construction, mortgage and equipment loans (at
      4% to 5.5%, secured by real estate in the
      amount of $14,558 in the Federal Republic
      of Germany) due in periodic installments
      through December 31, 2000                    $ 8,844      $ 12,015

   Capital lease obligations payable in installments
      through June 1997 with a weighted average
      interest rate of 12%                           1,592         2,117

Domestic obligations:
   Senior unsecured notes, at 6.99%, due in 2007    25,000            --

   Borrowings under unsecured revolving credit
      agreement with interest at LIBOR plus
      .375% to .625%, prime rate or competitive
      bid rates                                     13,000            --

   Borrowings under uncommitted, unsecured credit
      facilities                                        --        16,000

   Capital lease obligations payable in installments
      through 1996 with a weighted average interest
      rate of 7.4% at February 28, 1995                 --            62
                                                   -------      --------
                                                    48,436        30,194
Less current maturities                              4,199         4,331
                                                   -------      --------
Long-term debt                                     $44,237      $ 25,863
                                                   =======      ========

The following payments, exclusive of capitalized lease payments, are required during the next five fiscal years: 1997 - $3,027; 1998 - $1,666; 1999 - $1,666;
2000 - $14,668; 2001 - $817.

The Company has an unsecured, multicurrency revolving credit agreement for $65 million. The interest rate on this agreement is the prime rate or, depending upon the Company's financial performance, LIBOR plus .375% to .625%. The facility has a competitive bid option which can result in interest rates below the stated facility rates.The facility fee is also dependent upon the Company's financial performance and ranges from 1/8 of 1% to 2/10 of 1% of the facility amount. The facility has an initial maturity of May 12, 2000, but may be extended for an additional year on both the first and second anniversary dates of the facility upon mutual agreement of the Company and the banks. The covenants for this credit facility pertain to consolidated net worth, leverage, cash flow coverage and cash flow to debt levels, among others. Under the most restrictive of these covenants, the Company is required to:
 . Maintain a leverage ratio, as defined, of 40% or less.  The leverage ratio at
  February 29, 1996, was 31.4%.
 . Maintain an interest expense coverage ratio, as defined, of 3:1 or greater.
  The interest expense coverage ratio at February 29, 1996, was 3.3:1.
 . Maintain an indebtedness to cash flow ratio, as defined, of 2:1 or less. The indebtedness to cash flow ratio at February 29, 1996, was 1.7:1.

The Company has four uncommitted, unsecured credit facilities totaling $41 million. These facilities are utilized when the borrowing rates available under them are below those available under the committed facility. A provision in the multicurrency revolving credit agreement limits the Company's combined domestic borrowings under that facility and the uncommitted facilities to $65 million.

On July 28, 1995, the Company completed a $25 million long-term debt placement with an insurance company in the form of 6.99% Senior Notes, due July 15, 2007 with principal prepayments of $5 million required in years 8 through 12. The notes are unsecured and interest is payable semi-annually each January and July. Covenants pertain to consolidated net worth and debt to capital ratios, among others.

The Company was in compliance with all covenants under all agreements at February 29, 1996.

As of February 29, 1996, the Company had unused lines of credit available for working capital of approximately $45.2 million for U.S. operations and $20.4 million for foreign operations.

NOTE G:  DERIVATIVE FINANCIAL INSTRUMENTS

The Company has only limited involvement with derivative financial instruments
and does not use them for trading purposes.   They are used to manage well-
defined interest rate and foreign exchange price risks.

The Company selectively enters into forward contracts to hedge certain firm purchase commitments denominated in foreign currency (principally German marks). Gains or losses on forward contracts designated to hedge a foreign currency transaction are included in the measurement of income when the hedged transaction occurs. On the last day of February, 1996 and 1995 , the U. S dollar equivalent of forward contracts outstanding approximated $6.1 and $2.2 million, respectively.

The Company uses variable rate credit lines to finance a portion of its working capital requirements. Borrowings under those credit lines fluctuate throughout the year. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on these borrowings. The Company is party to three separate interest rate cap agreements. Under two agreements, the Company is protected against interest rate increases above 6.0% LIBOR on $10 million of floating rate debt through March 1998. Under the other agreement, the Company is protected against interest rate increases above 7.0% deutschemark LIBOR on DM 20 million of floating rate debt through December 1999. Premiums paid for interest rate cap agreements are amortized to interest expense over the term of the agreements. Unamortized premiums are included in other assets,net in the consolidated balance sheet. On the last day of February, 1996, and 1995, unamortized premiums amounted to $536 and $922, respectively.

Counterparties to all of these financial instruments are major financial institutions. Credit loss from counterparty nonperformance is not anticipated.

NOTE H:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments.

The last day of February                   1996                   1995
                                    ------------------    -------------------
                                    Carrying    Fair      Carrying    Fair
                                    Amount     Value       Amount     Value
                                    ------    --------     ------    --------
Financial Assets
   Other assets, net                $   536   $    237    $    922   $ 1,249
   Currency contracts                    --         22          --        95

Financial Liabilities
   Long-term debt                   $46,844   $ 47,395    $ 28,015   $27,565

The carrying amounts shown above are included in the consolidated balance sheet under the indicated captions.

The following methods and assumptions were used to estimate fair value of each class of financial instrument:

Other assets, net: The amounts reported relate to the interest rate caps reported in Note G. The carrying amount represents the unamortized premiums paid for the contracts. The fair value is based on its quoted market price as provided by the financial institutions which are counterparty to the caps.

Currency contracts: The fair value of foreign currency contracts (used for hedging) is estimated by obtaining quotes from the financial institution which is counterparty to the contracts.

Long-term debt: The fair value of the Company's long-term debt excludes capitalized leases. The estimated fair value is based on the current rates available to the Company for debt on the same remaining maturities, using the discounted cash flow method.

NOTE I:  LEASES

The Company leases automobiles, machinery and equipment under noncancelable operating leases which expire over the next seven years. Renewal and escalation clauses are not significant. Rent expense was $ 2,778, $2,229 and $1,782 for fiscal 1996, 1995 and 1994, respectively.

During fiscal 1993, the Company's German subsidiary entered into a capital lease agreement for substantially all of its computer equipment valued at $5,337.

Land, buildings and equipment include capitalized leases of $6,279 and $6,279 less accumulated amortization of $4,866 and $4,148 as of the last day of February 1996 and 1995, respectively.

Future minimum lease payments under capitalized and long-term noncancelable operating leases are as follows:

                                          Capitalized        Operating
                                             Leases            Leases
                                          ------------      ------------
1997                                      $    1,292        $   1,967
1998                                             431            1,386
1999                                              --              831
2000                                              --              424
2001                                              --              337
Thereafter                                        --               52
                                          ----------        ---------
Total minimum lease payments              $    1,723        $   4,997
                                                            =========
Less amount representing interest                131
                                          ----------
Total obligations under capitalized
  leases                                  $    1,592
                                          ==========

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

NOTE K:  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

The Company's original incentive stock option plan was established in June 1982 by stockholder approval and reserved 450,000 shares for distribution. This plan may grant only non-qualified stock options after June 1992. In fiscal 1993, 57,400 incentive stock options were granted at $7.50.

In June 1995, the stockholders approved the 1995 Stock Incentive Plan and the 1995 Nonemployee Director Stock Option Plan and reserved for distribution 900,000 and 100,000 shares of Class A Common Stock, respectively. The Stock Incentive Plan also has available for awards 133,560 shares remaining under the 1982 Stock Option Plan.

The 1995 Stock Incentive Plan provides for grants to key employees of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights(SARs) and stock awards, including restricted stock. The maximum number of shares that may be awarded to any participant in any year during the term of the plan is 90,000 shares. The awards may be granted singly, in combination or in tandem. The stock option exercise price may not be less than fair market value on the date of the grant. For SARs granted in tandem with an option, the grant price is equal to the exercise price of the underlying option. For SARs issued independent of any stock option, the grant price is not less than the fair market value of the Class A Common Stock on the date the right is granted. Stock options and SARs are exercisable in installments but not prior to six months nor later than ten years after the grant date. Stock awards may be granted to participants of the plan at no cost to them. Stock awards will be subject to such terms, conditions, restrictions and/or limitations, if any, as deemed appropriate. No more than 180,000 shares may be issued as stock awards not based on performance goals during the term of the plan.

Under the terms of the 1995 Nonemployee Director Stock Option Plan, each nonemployee director in office on adjournment of the June 15, 1995 Annual meeting automatically received a non-qualified stock option to purchase the whole number of shares of Class A Common Stock equal to the amount of the nonemployee director's annual retainer ($15 thousand) divided by the fair market value of a share of Class A Common Stock on June 15, 1995. Thereafter, each nonemployee director in office on adjournment of each subsequent annual meeting of stockholders will receive a stock option using the same formula above except that the fair market value of a share of Class A Common Stock will be determined based on the date of such subsequent annual meeting. Stock options are exercisable in installments but not prior to twelve months nor later than ten years after the grant date.

The following table summarizes the transactions pursuant to the Company's stock option plans for the three-year period ended February 29, 1996:

                                                                    1995
                                                                 Nonemployee
                                           1982        1995       Director
                                           Stock      Stock         Stock
                                          Option    Incentive      Option
                                           Plan        Plan         Plan
                                          -------   ----------  ------------
Options outstanding at February 28, 1993  183,054         --           --
   Cancelled                               (8,734)        --           --
   Expired                                   (500)        --           --
   Exercised                              (17,934)        --           --
                                          --------   -------      -------
Options outstanding at February 29, 1994  155,886         --           --
   Exercised                              (49,106)        --           --
                                          --------   -------      -------
Options outstanding at February 28, 1995  106,780         --           --
   Granted                                     --    116,500        6,222
   Cancelled                               (2,334)   (13,000)          --
   Exercised                              (28,472)        --           --
                                          --------   -------      -------
Options outstanding at February 29, 1996   75,974    103,500        6,222

Options available to grant at
   February 29, 1996                      133,560    796,500       93,778

Average option price per share:
   At February 28, 1994                   $ 10.28    $    --      $   --
   At February 28, 1995                      5.43         --          --
   At February 29, 1996                      5.45      14.96        14.47
Options exercisable:
   At February 28, 1994                    43,798         --           --
   At February 28, 1995                    88,653         --           --
   At February 29, 1996                    75,974         --           --
Average price of options exercised:
   At February 28, 1994                   $  9.40    $    --      $    --
   At February 28, 1995                      4.50         --           --
   At February 29, 1996                      5.21         --           --

FUTURE ACCOUNTING CHANGES

 Statement of Financial Accounting Standards(SFAS) No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed OF," when adopted in fiscal 1997 is not expected to be material.

SFAS No. 123 "Accounting for Stock Based Compensation" will apply in fiscal 1997. The Company has not completed its analysis to determine the impact of adopting this statement. If not adopted, the Company will be required to provide in a footnote, pro-forma disclosures of what earnings and earnings per share for years beginning with fiscal 1996 would have been had the statement been adopted.

EMPLOYEE STOCK PURCHASE PLAN

Full-time domestic employees as of December 1 of the preceding calendar year are eligible to contribute 10% of their calendar year base pay up to a maximum of five thousand dollars towards the purchase of the Company's common stock. The purchase price is equal to the lower of 95% of the beginning or end-of-calendar-year quoted NASDAQ price. Under the plan, 33,453, 26,689 and 15,360 shares were issued at $9.26, $9.98 and $9.98 per share during fiscal 1996, 1995 and 1994, respectively. At February 29, 1996, 64,488 shares are available for issuance under the plan.

BONUS, DEFERRED COMPENSATION, PROFIT SHARING AND RETIREMENT PLANS

The Company and its operating entities have various bonus, deferred compensation, profit sharing and retirement plans. The Company's bonus plans cover qualified management employees. The payouts of these bonus plans are based on attainment of operating results and other key performance goals. The established Company profit sharing plan covers substantially all employees for the domestic operating entities and is qualified under Section 401(k) of the Internal Revenue Code. It allows for employee and employer contributions. Certain key foreign employees are eligible for a one-time, lump sum payment on retirement or involuntary termination, the amounts of which are accrued over the employee's estimated service. During fiscal 1996, 1995 and 1994, the expenses for these plans were $2,980, $4,075 and $3,654, respectively.

Effective January 1, 1996, the Company established a non-qualified, unfunded deferred compensation program. The program allows designated employees to elect to defer a portion of their annual incentives and base pay for periods of five years to retirement. Participants are provided the same investment options as for the separate 401(k) plan. Any distributions payable under the program shall be paid from the general assets of the Company. Amounts deferred by participants as of February 29, 1996 was not significant.

NOTE L:  SEGMENT INFORMATION

BUSINESS SEGMENT INFORMATION

The Company designs and manufactures a wide range of electrical, electronic and semiconductor components which it sells to original equipment manufacturers and distributors in three market segments: Automotive, Computer, and Consumer and Commercial (C&C). Principal products include, but are not limited to, snap-action switches and switch assemblies, semiconductor devices, keyboards and related products, and electronic controls and displays.

Principal products sold by business segment are summarized as follows:

                                       Automotive  Computer    C&C
                                       ----------  ---------   ---

Switches                                   X           X        X
Semiconductors                             X           X        X
Keyboards and Related Products                         X
Electronic controls and displays           X                    X

Two Automotive Market customers individually account for 16.4% and 12.5% of consolidated net sales in fiscal 1996 and 13.9% and 13.8% of consolidated net sales in fiscal 1995. Prior to fiscal 1995, no customer accounted for more than 10% of net sales.

The Company's principal international operations are conducted in Western Europe with other operations, primarily sales offices, located in Hong Kong, Australia and Japan.

Prior to 1996, export sales were less than 10% of consolidated sales. In fiscal 1996, export sales from the Company's U.S. operations to unaffiliated customers was 10% of consolidated sales. Fiscal 1996 export sales were to the following geographic areas:


   Canada                                 $ 13,928
   Europe                                   11,612
   Far East                                  7,375
   Mexico, Central and South America         7,302
   Other                                     1,112
                                          --------
      Total export sales                  $ 41,329
                                          ========

In the following tables, intercompany sales between segments and geographic areas are made at prices approximating market and are eliminated from total net sales. Identifiable assets report only the assets used in the operation of that business segment or geographic area. All other assets are shown separately as corporate assets. Corporate assets include cash, other current and noncurrent assets and the Company's investment in unconsolidated affiliates.

BUSINESS SEGMENT INFORMATION
                                                             Consumer &   Eliminations
Fiscal Year                        Automotive     Computer    Commercial   & Corporate   Consolidated
                                   ----------     --------    ----------   ------------  ------------
1996
   Sales to unaffiliated customers $192,655       $124,773    $107,253      $             $   424,681
   Intersegment sales                 2,496         22,923       8,197      (33,616)               --
      Total net sales               195,151        147,696     115,450      (33,616)          424,681
   Earnings from operations           4,649          6,930       7,442       (3,269)           15,752
   Identifiable assets              124,493         88,652      70,264       19,930           303,339
   Capital expenditures, net         24,933         15,367      10,564                         50,864
   Depreciation                      10,693          7,120       5,593                         23,406

1995
   Sales to unaffiliated customers $145,768       $107,347    $ 86,122      $    --       $   339,237
   Intersegment sales                 1,620         16,133       5,014      (22,767)               --
      Total net sales               147,388        123,480      91,136      (22,767)          339,237
   Earnings from operations          10,687          9,865       5,284       (2,438)           23,398
   Identifiable assets              105,924         77,036      58,702       19,531           261,193
   Capital expenditures, net         25,928          9,026       9,782           --            44,736
   Depreciation                       7,493          6,733       4,499           43            18,768

1994
   Sales to unaffiliated customers $104,018       $ 99,346    $ 71,905      $    --       $   275,269
   Intersegment sales                 2,420         12,630       4,198      (19,248)               --
      Total net sales               106,438        111,976      76,103      (19,248)          275,269
   Earnings from operations          11,582          5,161       3,241       (2,224)           17,760
   Identifiable assets               64,317         67,884      44,444       16,903           193,548
   Capital expenditures, net         16,713          5,665         978           --            23,356
   Depreciation                       7,371          6,929       2,357           63            16,720

GEOGRAPHIC AREA INFORMATION
                                     United                  Eliminations
Fiscal Year                          States    International & Corporate   Consolidated
                                    ---------  ------------- -----------   ------------
1996
   Sales to unaffiliated customers  $  248,911   $ 175,770   $             $   424,681
   Transfers between areas               4,480      29,136       (33,616)           --
      Total net sales                  253,391     204,906       (33,616)      424,681
   Earnings from operations             12,997       5,758        (3,003)       15,752
   Identifiable assets                 153,903     129,137        20,299       303,339

1995
   Sales to unaffiliated customers  $  196,633   $ 142,604   $        --   $   339,237
   Transfers between areas               3,035      19,732       (22,767)           --
      Total net sales                  199,668     162,336       (22,767)      339,237
   Earnings from operations             16,446       9,380        (2,428)       23,398
   Identifiable assets                 127,311     114,161        19,721       261,193

1994
   Sales to unaffiliated customers  $  155,647   $ 119,622   $        --   $   275,269
   Transfers between areas               1,714      17,534       (19,248)           --
      Total net sales                  157,361     137,156       (19,248)      275,269
   Earnings from operations             15,451       4,814        (2,505)       17,760
   Identifiable assets                  83,957      92,336        17,255       193,548

Net assets, including intercompany balances, of foreign subsidiaries and affiliates were $74,662 (1996), $70,147 (1995), and $56,007 (1994) at each respective year end.

QUARTERLY DATA (UNAUDITED)
                                         GROSS          NET        EARNINGS
FISCAL YEAR             NET SALES        MARGIN      EARNINGS     PER SHARE*
1996                    $  424,681     $  105,189   $    11,251   $     .92
   QUARTERS
    Fourth                 109,983         26,971         2,311         .19
    Third                  107,242         25,496         3,145         .26
    Second                  99,055         23,459         1,531         .12
    First                  108,401         29,263         4,264         .35

1995                    $  339,237     $   97,018   $    14,823   $    1.36
   QUARTERS
    Fourth                  93,859         26,017         4,917         .40
    Third                   91,490         25,284         4,277         .35
    Second                  74,241         20,814         1,712         .18
    First                   79,647         24,903         3,917         .42

*Fiscal 1995 restated to reflect stock dividend in July 1994.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification and information as to Directors is incorporated herein by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders.

Information concerning the executive officers is set forth at the end of Item 1 in Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation under the caption "Compensation" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is set forth under the caption "Stock Ownership Information" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Peter B. Cherry, the Chairman of the Board and President, is the son of Mr. and Mrs. Walter L. Cherry. There are no other family relationships.

The information set forth under the captions "Employment Contracts and Change of Control Agreements" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

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

  (a) 3.       EXHIBITS                  See Index to Exhibits

  (b)          REPORTS ON FORM 8-K

   There were no reports on Form 8-K filed in the last quarter of the Registrant's fiscal year ended the last day of February 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
 .
                                        THE CHERRY CORPORATION

By       Peter B. Cherry                     By         Dan A. King
   ----------------------------                 ----------------------------
         Peter B. Cherry                                Dan A. King
      Chairman of the Board,                     Vice President of Finance,
      President and Director                      Treasurer and Secretary



By       Walter L. Cherry                    By    Thomas L. Martin, Jr.
   -----------------------------                ----------------------------
         Walter L. Cherry                        Dr. Thomas L. Martin, Jr.
             Director                                     Director



By      Alfred S. Budnick                    By     Robert B. McDermott
   ----------------------------                 ----------------------------
        Alfred S. Budnick                           Robert B. McDermott
    Vice President, President                             Director
   Cherry Semiconductor Corporation
           and Director



By       Charles W. Denny                    By         W. Ed Tyler
   -----------------------------                ----------------------------
         Charles W. Denny                               W. Ed Tyler
             Director                                     Director



By      Peter A. Guglielmi                   By        Henry J. West
   -----------------------------                ----------------------------
        Peter A. Guglielmi                             Henry J. West
             Director                                     Director




                                        Dated      May 17, 1996
                                             --------------------

                             THE CHERRY CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED THE LAST DAY OF FEBRUARY 1996, 1995 AND 1994
                             (Dollars in Thousands)
                         Balance                      (A)         Balance
                        Beginning    Charged to    Additions      Close of
                        of Period    Expense       (Deductions)   Period
                        ---------    -------       ------------   -------
Allowance for Doubtful
   Accounts:

1996                    $ 1,818      $   301       $ (184)        $ 1,935
                        =======      =======       =======        =======

1995                    $ 1,368      $   293       $  157         $ 1,818
                        =======      =======       ======         =======

1994                    $ 1,377      $   255       $ (264)        $ 1,368
                        =======      =======       =======        =======

(A) Additions (deductions) include the currency translation effects resulting from applying SFAS No. 52 to our financial statements for all three years in this schedule.

                            THE CHERRY CORPORATION
                               INDEX TO EXHIBITS

3. a.Amended and restated Certificate of Incorporation (incorporated by reference to 3(a) to Form 8-K dated July 13, 1994).
     b.Amended and restated By-laws (incorporated by reference to 3(b) to Form
          8-K dated July 6, 1994).

4. a.Multicurrency Credit Agreement as of May 12, 1995 among The Cherry Corporation, the banks party thereto and Harris Trust and Savings Bank as agent, filed as Exhibit 4 to Form 8-K dated May 19, 1995 and is incorporated herein by reference.
       Note Agreement as of July 15, 1995 between The Cherry Corporation and
          Nationwide Life Insurance Company and Employers Life Insurance Company of Wasua, filed as Exhibit 4 to Form 8-K dated October 10, 1995 and is incorporated herein by reference.
     c.Other instruments defining the rights of holders of other long-term debt of the Registrant are not filed as exhibits because the debt authorized under any such instrument does not exceed 10% of consolidated total assets as of the last day of February, 1996.
          Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.
10. a.Employee Stock Purchase Plan, filed as Exhibit A to the Registrant's Proxy Statement for 1980 Annual Meeting of Stockholders is incorporated herein by reference. (1)
     b.1982 Stock Option Plan, filed as Exhibit A to the Registrant's Proxy Statement for 1982 Annual Meeting of Stockholders is incorporated herein by reference. (1)
     c.Release and final settlement agreement dated May 4, 1992 on agreement for purchase and sale of assets dated May 31, 1991 filed as Exhibit 10.c. to 1992 Form 10-K is incorporated herein by reference. (1)
     d.Executive agreement dated May 26, 1992, between Cherry Semiconductor
          Corporation and Alfred S. Budnick filed as Exhibit 4d to 1993 Form 10-K is incorporated herein by reference (1).
     e.1995 Stock Incentive Plan, filed as Exhibit A to the Registrant's Proxy Statement for 1995 Annual Meeting of Stockholders is incorporated herein by reference. (1)
     f.1995 Nonemployee Director Stock Option Plan, filed as Exhibit B to the Registrant's Proxy Statement for 1995 Annual Meeting of Stockholders is incorporated herein by reference. (1)

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

                          THE CHERRY CORPORATION                  Exhibit 11
                    COMPUTATION OF EARNINGS PER SHARE             Page 1 of 2
                  (In Thousands, except Per Share Information)
                                           Year Ended Last Day of February
PRIMARY EARNINGS PER SHARE                 1996        1995         1994
Earnings before cumulative effect of
 change in accounting principle           $  11,251   $  14,823   $   9,491
Cumulative effect of change in accounting
 for income taxes                                --          --       1,542
                                          ---------   ---------   ---------
Net earnings                              $  11,251   $  14,823   $  11,033
                                          =========   =========   =========
Weighted average number of shares
 outstanding                             12,287,459  10,882,950   9,299,848

Primary Earnings per Share:
 Before cumulative effect of change in
   accounting principle                   $     .92   $    1.36   $    1.02
 Cumulative effect of change in
   accounting principle                         --           --         .17
                                          --------    ---------   ---------
 Net earnings                             $     .92   $    1.36   $    1.19
                                          =========   =========   =========
Additional Primary Computation:
 Weighted average shares outstanding
   per primary computation above         12,287,459  10,882,950   9,299,848
 Add dilutive effect of stock options
   determined by the treasury stock
   method                                    53,545      80,970      89,802
                                          ---------   ---------   ---------
 Weighted average shares outstanding as
   adjusted                              12,341,004  10,963,920   9,389,650
                                        =========== ===========   =========

Primary earnings per share, as adjusted:
 Before extraordinary tax credit and
   cumulative effect of change in
   accounting principle                   $     .91   $    1.35   $    1.01
 Cumulative effect of change in
   accounting principle                          --          --         .16
                                          ---------   ---------   ---------
 Net earnings (a)                         $     .91   $    1.35   $    1.17
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

                          THE CHERRY CORPORATION                  Exhibit 11
                    COMPUTATION OF EARNINGS PER SHARE             Page 2 of 2
                  (In Thousands, except Per Share Information)
                                           Year Ended Last Day of February
FULLY DILUTED EARNINGS PER SHARE           1996        1995         1994

Earnings before cumulative effect of change in
 accounting principle                     $  11,251   $  14,823   $   9,491
Cumulative effect of change in accounting
 for income taxes                                --          --          --
                                          ---------   ---------   ---------
Net earnings                              $  11,251   $  14,823   $   9,491
                                          =========   =========   =========
Weighted average number of shares
 outstanding                             12,287,459  10,882,950   9,299,848

Fully Diluted Earnings per Share:
 Before cumulative effect of change in
   accounting principle                   $    .92    $   1.36    $    1.02
 Cumulative effect of change in accounting
   principle                                    --          --          .17
                                          --------    --------    ---------
 Net earnings                             $    .92    $   1.36    $    1.19
                                          ========    ========    =========
Additional Fully Diluted Computation:
 Weighted average shares outstanding per
   fully diluted computation above       12,287,459  10,882,950   9,299,848
 Add dilutive effect of stock options
   determined by the treasury stock
   method                                    54,087      81,394      91,902
                                          ---------   ---------   ---------
 Weighted average shares outstanding as
   adjusted                              12,341,546  10,964,344   9,391,750
                                        =========== ===========   =========

Fully diluted earnings per share, as adjusted:
 Before cumulative effect of change in
   accounting principle                   $    .91    $   1.35    $    1.01
 Cumulative effect of change in
   accounting principle                          --         --          .16
                                          ---------   --------    ---------
 Net earnings (a)                         $    .91    $   1.35    $    1.17
                                          ========    ========    =========

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

                          THE CHERRY CORPORATION                  Exhibit 21
                         SUBSIDIARIES OF THE REGISTRANT


                                                STATE OR COUNTRY
NAME OF SUBSIDIARY/DIVISION                      OF ORGANIZATION
---------------------------                     -------------------


Cherry Electrical Products (1)
   Waukegan, Illinois                           Not Applicable

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

                 Consent of Independent Public Accountants       Exhibit 23

As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into The Cherry Corporation's previously filed Registration Statements, File Nos. 2-93004, 2-68204 and 033-63881.



                                             Arthur Andersen LLP
                                             -------------------
                                             Arthur Andersen LLP

Chicago, Illinois