Form 10-Q
period 1996-05-31
CHERRY CORP
filed 1996-07-08
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10Q




     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 1996

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 (No Fee Required)

          For the transition period from (  ) to (  )

Commission File No. 0-8955

                               THE CHERRY CORPORATION
               (Exact name of registrant as specified in its charter)

               DELAWARE                                    36-2977756
    (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)                           Number)

   3600 Sunset Avenue, Waukegan, IL                           60087
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (847) 662-9200

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

Number of Common Shares outstanding as of May 31, 1996:
    7,616,258 shares of Class A Common
    4,734,494 shares of Class B Common

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                     May 31,    February 29,
                                                       1996         1996
                                                   (Unaudited)    (Note 1)
                                                   -----------    --------
ASSETS:
   Cash and equivalents                            $   2,724      $  4,213
   Receivables, net of allowances                     62,446        62,640
   Inventories (Note 2)                               56,161        54,734
   Income taxes, net                                     631         2,218
   Prepaid expenses and other current assets           6,961         6,133
                                                   ---------      --------
         Total Current Assets                        128,923       129,938

   Land, buildings and equipment, net                158,867       159,308

   Investment in affiliates and other assets, net     14,178        14,093
                                                   ---------      --------

TOTAL ASSETS                                       $ 301,968      $303,339
                                                   =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Short-term debt                                 $  22,078      $ 24,699
   Accounts payable                                   18,547        20,598
   Payroll related accruals                           14,367        13,435
   Other accruals                                     18,196        16,273
   Current maturities of long-term debt                4,040         4,199
                                                   ---------      --------
         Total Current Liabilities                    77,228        79,204

   Long-term debt                                     44,248        44,237

   Deferred income taxes, net and deferred credits    20,617        21,606

   Stockholders' Equity:
      Class A Common stock                             7,616         7,608
      Class B Common stock                             4,735         4,727
      Additional paid-in capital                      41,444        41,400
      Retained earnings                               97,648        94,443
      Cumulative translation adjustments               8,432        10,114
                                                   ---------      --------
         Total Stockholders' Equity                  159,875       158,292
                                                   ---------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 301,968      $303,339
                                                   =========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (Dollars in Thousands Except Share Data)

                                                             Three Months Ended
                                                                   May 31,
                                                              1996        1995
                                                            ---------   --------
Net Sales                                                   $ 111,701   $ 108,401

Cost of Products Sold                                          82,326      79,138
                                                            ---------   ---------

   Gross Margin                                                29,375      29,263

Engineering, Distribution and
   Administrative Expenses                                     23,545      22,367
                                                            ---------   ---------

   Earnings from Operations                                     5,830       6,896

   Other Income, Net                                              315         366
                                                            ---------   ---------

Earnings Before Interest and Taxes                              6,145       7,262

Interest Expense, Net                                           1,097         804
                                                            ---------   ---------

Earnings before Income Taxes                                    5,048       6,458

Income Tax Provision                                            1,843       2,194
                                                            ---------   ---------

Net Earnings                                                $   3,205   $   4,264
                                                            =========   =========

Earnings per Share                                          $     .26   $     .35
                                                            =========   =========

Average Shares Outstanding                                 12,338,837  12,274,819
                                                           ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                                 Three Months Ended May 31,
                                                 --------------------------
                                                    1996            1995
                                                 ----------       ---------
Net Cash Provided by Operating Activities        $  10,353        $  10,455

Cash Flows from Investing Activities:
   Expenditures for Land, Buildings and Equipment  (10,474)         (15,128)
   Other, net                                           11              323
                                                 ---------        ---------
Net Cash Used by Investing Activities              (10,463)         (14,805)
                                                 ---------        ---------

Cash Flows From Financing Activities:
   (Decrease) in Short-term Debt                    (1,848)          (1,110)
   Increase in Domestic Revolver and
      Uncommitted Credit Facilities                  1,000            3,200
   Principal Payments on Long-term Debt               (691)            (804)
   Other Equity Transactions                            60               25
                                                 ---------        ---------
Net Cash (Used) Provided by Financing Activities    (1,479)           1,311
                                                 ---------        ---------

Effect of Exchange Rate Changes on Cash Flows          100              305
                                                 ---------        ---------

Net (Decrease) Increase in Cash and Equivalents     (1,489)          (2,734)
Cash and Equivalents, at Beginning of Year           4,213            5,694
                                                 ---------        ---------

Cash and Equivalents, at End of Period           $   2,724        $   2,960
                                                 =========        =========

The accompanying notes are in integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of May 31, 1996, and the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three months ended May 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 1996, and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 29, 1996 Annual Report to Stockholders. The results of operations for the three months ended May 31, 1996 are not necessarily indicative of the operating results for a full year.

2.   INVENTORIES


     Inventory values were as follows:

                              May 31,        February 29,
                                1996           1996
                              ---------      ---------

     Finished Goods           $  15,103      $ 16,380
     Work-in-Process             20,463        18,036
     Component Parts             10,668        11,663
     Raw Materials                9,927         8,655
                              ---------      --------
                              $  56,161      $ 54,734
                              =========      ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

First quarter sales of $111.7 million for fiscal 1997 were 3% higher than the record sales for the same quarter of the prior year. Sales by domestic operations increased 7%, while foreign operation sales declined 3%. Although sales by foreign operations were 2% higher in local currency, primarily German Marks, they were $2.2 million lower when translated into current U.S. dollars. Although the percentage increase in sales has moderated compared to prior periods, we still achieved record first quarter sales despite the negative impact from foreign currency translation noted above, a labor strike at General Motors(GM) and a 3 % decline in sales at our semiconductor facility. The labor strike at GM in March 1996 resulted in approximately $1 million of lower sales than expected for the first quarter of the current year. It is anticipated that the delayed first quarter sales caused by the GM strike will be recovered in subsequent quarters of the current year, subject to general automotive market
conditions   An increase in semiconductor sales to the automotive market was more than offset by declines in sales to the computer and cellular telephone markets due to selling price reductions and related market conditions.

The consolidated operating profit margin for the first quarter of the current year declined to 5.2% of sales from 6.4% for the comparable period of the prior year. Consolidated gross margin declined slightly to 26.3% of sales for the current year first quarter versus 27.0% for the comparable quarter of the prior year. Operating expenses for the first quarter of the current year increased $1.2 million or 5.3% to $23.5 million, with $1.0 million of the operating expense increase attributable to nonrecurring charges and expenses.

Consolidated net interest expense for the first quarter increased 36.4% over the comparable period of the prior year primarily as a result of higher debt levels. Debt has been used to help finance the expansion of production capacity to accomodate continued sales growth.

The consolidated effective income tax rate is 36.5% for the current year versus 34.0% for the comparable period of the prior year. The income tax rate for the current year is higher primarily because of the expiration of the tax credit for research and development expenditures.

We normally experience a seasonal slowdown in orders and sales in the second quarter. This traditionally results from customer plant shutdowns for model changeovers in the automotive and appliance markets and from summer vacations. At this point it appears that the summer slowdown in Europe may be more pronounced than last year.

Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation could have an impact on future sales, earnings, and financial position of the Company as denominated in U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm purchase commitments denominated in foreign currencies (primarily German Marks). At May 31, 1996, the U.S. dollar equivalent of forward contracts outstanding approximated $5.1 million.


Liquidity and Capital Resources

As of May 31, 1996, the consolidated debt to capital ratio decreased to 30.6% from 31.6% at February 29, 1996.

Consolidated operations generated $10.4 million in cash for the first quarter ended May 31, 1996. Borrowings under the domestic revolver provided $1.0 million and miscellaneous equity and other transactions provided an additional $.1 million in cash.

Of the funds generated above, $10.5 million was invested in buildings and equipment, with $5.9 million for domestic operations and $4.6 million for foreign locations. The Company also repaid $1.8 million of short-term debt and $.7 million of other long term debt.

As a result of the above, cash at May 31, 1996 was reduced to a balance of $2.7 million from $4.2 million at February 29, 1996.

Capital expenditures are expected to moderate somewhat in fiscal 1997 to approximately 10% of sales compared to the 12 to 13% of sales recorded in fiscal 1995 and 1996. The capital expenditure rate may be revised further as sales growth estimates are updated. Operations are expected to generate enough cash to fund capital expenditures and still maintain an acceptable debt to capital ratio. Existing credit facilities and bank lines should be sufficient, together with internally generated cash, to finance the Company's operations.

In June the Company amended two financial covenants contained in its $65 million multicurrency revolving credit agreement. Under this agreement the interest expense coverage ratio, as defined, was required to be 3:1 or greater at all times. As amended, the ratio is now required to be 2.25:1 or greater through February 28, 1997 and 3:1 or greater at all times thereafter. This ratio was 2.97:1 at May 31, 1996. Additionally the Company's indebtedness to cash flow ratio, as defined, was required to be 2:1 or less at all times. As amended, the ratio is required to be 2:1 or less through August 30, 1996, 2.25:1 or less from August 31, 1996 through February 27, 1997 and 2:1 or less at all times thereafter. The ratio was 1.7:1 at May 31, 1996.

                    THE CHERRY CORPORATION AND SUBSIDIARIES

                          PART II.   OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

          Exhibit Number                 Description of Exhibit
          --------------                ------------------------
                27                  Article 5 Financial Data Schedule

      (b)  Reports on Form 8-K

      During the quarter no Form 8-K reports were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE CHERRY CORPORATION
                                       (Registrant)



DATE:  July 8, 1996                By: Dan A. King
                                      --------------
                                       Dan A. King
                                   V.P. of Finance, Secretary
                                      and Treasurer