Form 10-Q
period 1996-08-31
CHERRY CORP
filed 1996-10-09
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10Q




     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 31, 1996

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

Number of Common Shares outstanding as of August 31, 1996:
    7,627,593 shares of Class A Common
    4,745,829 shares of Class B Common

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                    August 31,  February 29,
                                                       1996         1996
                                                   (Unaudited)    (Note 1)
                                                   -----------    --------
ASSETS:
   Cash and equivalents                            $   3,245      $  4,213
   Receivables, net of allowances                     56,420        58,815
   Inventories (Note 2)                               57,285        54,734
   Income taxes, net                                     157         2,218
   Other current assets                                9,332         9,958
                                                   ---------      --------
         Total Current Assets                        126,439       129,938

   Land, buildings and equipment, net                167,572       159,308

   Investment in affiliates and other, net            13,143        14,093
                                                   ---------      --------

TOTAL ASSETS                                       $ 307,154      $303,339
                                                   =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Short-term debt                                 $  26,452      $ 24,699
   Accounts payable                                   17,300        20,598
   Payroll related accruals                           12,489        13,435
   Other accruals                                     20,077        16,273
   Current maturities of long-term debt                3,315         4,199
                                                   ---------      --------
         Total Current Liabilities                    79,633        79,204

   Long-term debt                                     42,832        44,237

   Deferred income taxes, net and deferred credits    21,733        21,606

   Stockholders' Equity:
      Class A Common stock                             7,628         7,608
      Class B Common stock                             4,746         4,727
      Additional paid-in capital                      41,511        41,400
      Retained earnings                               99,153        94,443
      Cumulative translation adjustments               9,918        10,114
                                                   ---------      --------
         Total Stockholders' Equity                  162,956       158,292
                                                   ---------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 307,154      $303,339
                                                   =========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (Dollars in Thousands Except Share Data)
                                     Three Months Ended       Six Months Ended
                                         August 31,              August 31,
                                      1996        1995        1996        1995
                                    ---------   ---------   ---------   ---------
Net Sales                           $ 102,377   $  99,055   $ 214,078   $ 207,456

Cost of Products Sold                  76,939      75,596     159,265     154,734
                                    ---------   ---------   ---------   ---------

   Gross Margin                        25,438      23,459      54,813      52,722

Engineering, Distribution and
   Administrative Expenses             22,706      22,098      46,251      44,465
                                    ---------   ---------   ---------   ---------

   Earnings from Operations             2,732       1,361       8,562       8,257

   Other Income, Net                      526       1,906         841       2,272
                                    ---------   ---------   ---------   ---------

Earnings Before Interest and Taxes      3,258       3,267       9,403      10,529

Interest Expense, Net                     946         944       2,043       1,748
                                    ---------   ---------   ---------   ---------

Earnings before Income Taxes            2,312       2,323       7,360       8,781

Income Tax Provision (Credit)             807         792       2,650       2,986
                                    ---------   ---------   ---------   ---------

Net Earnings                        $   1,505   $   1,531   $   4,710   $   5,795
                                    =========   =========   =========   =========

Earnings per Share                  $     .12   $     .12   $     .38   $     .47
                                    =========   =========   =========   =========

Average Shares Outstanding         12,368,642  12,283,158  12,353,740  12,278,988
                                   ==========  ==========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                                 Six Months Ended August 31,
                                                 ---------------------------
                                                    1996            1995
                                                 ----------       ---------
Net Cash Provided by Operating Activities        $  21,647        $   8,813

Cash Flows from Investing Activities:
   Expenditures for Land, Building and Equipment   (23,907)         (27,792)
   Proceeds from Sales of Land, Building
      and Equipment                                    374            1,970
   Dividend from joint venture affiliate             1,050               --
   Other, net                                           74              209
                                                 ---------        ---------
Net Cash Used by Investing Activities              (22,409)         (25,613)
                                                 ---------        ---------

Cash Flows From Financing Activities:
   Increase(decrease) in Short-term Debt             1,894            3,650
   (Decrease) in Domestic Revolver and
      Uncommitted Credit Facilities                 (2,000)         (12,100)
   Principal Payments on Long-term Debt               (215)          (2,307)
   Proceeds from Long Term Debt Issuance                --           25,000
   Other Equity Transactions                           150               56
                                                 ---------        ---------
Net Cash Provided by Financing Activities             (171)          14,299
                                                 ---------        ---------

Effect of Exchange Rate Changes on Cash Flows          (35)             (52)
                                                 ---------        ---------
Net (Decrease) Increase in Cash and Equivalents       (968)          (2,553)
Cash and Equivalents, at Beginning of Year           4,213            5,694
                                                 ---------        ---------

Cash and Equivalents, at End of Period           $   3,245        $   3,141
                                                 =========        =========

The accompanying notes are in integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of August 31, 1996, and the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three and six months ended August 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1996, and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 29, 1996 Annual Report to Stockholders. The results of operations for the three and six months ended August 31, 1996 are not necessarily indicative of the operating results for a full year.

2.   INVENTORIES

     Inventory values were as follows:

                              August 31,     February 29,
                                1996           1996
                              ---------      ---------

     Finished Goods           $  16,130      $ 16,380
     Work-in-Process             20,412        18,036
     Component Parts              9,944        11,663
     Raw Materials               10,799         8,655
                              ---------      --------
                              $  57,285      $ 54,734
                              =========      ========

3.   RECLASSIFICATONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Second quarter sales of $102.4 million for fiscal 1997 were 3% higher than the same quarter of the prior year. Second quarter sales by domestic operations increased 14%, while sales by foreign operations decreased 11%. Domestically, most of our businesses, except for our semiconductor operation, enjoyed double digit sales increases primarily as a result of a good automotive market and new product sales. The revenues of our semiconductor business were essentially flat from the slower economic conditions in that industry and because of price pressures. Approximately 50% of the decline in sales at our foreign operations resulted from currency translation with the remainder attributable to slower economic conditions in Europe.

Sales of $214.1 million for the current year six month period were 3% higher than the comparable period of the prior year. Domestic operations increased 10%, while foreign operations decreased 7%. Approximately 76% of the decline in sales at foreign operations resulted from currency translation.

Consolidated operating profit for the second quarter of the current year increased to 2.7% of sales from 1.4% for the comparable period of the prior year. The increase is primarily attributable to improved gross margins. The Company's efforts at productivity improvements, cost reductions and program execution are beginning to show results even though this is traditionally the Company's lowest sales quarter and the semiconductor market is also soft this year.

The year-to-date consolidated operating margin of 4% of sales remains the same as in the prior year.

Consolidated interest expense for the second quarter is largely unchanged from the comparable period of the prior year. Six month interest expense for the current year is 17% higher than the prior year primarily from higher borrowing levels.

Consolidated other income for the current year second quarter and six months decreased $1.4 million from the comparable prior year periods. The decreases resulted primarily from a nonrecurring $1.3 million gain on the sale of a German facility during the second quarter of the prior year.

The consolidated effective income tax rate of 36% for the current year six month period is higher than the 34% rate for the comparable period of the prior year. The rate increased primarily from lower domestic tax credits.

Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation could have an impact on future sales, earnings, and financial position of the Company as denominated in U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm purchase commitments denominated in foreign currencies (primarily German Marks). At August 31, 1996, the U.S. dollar equivalent of forward contracts outstanding approximated $4.6 million.


Liquidity and Capital Resources

At August 31, 1996, the consolidated debt to capital ratio declined slightly to 30.8% from 31.6% at February 29, 1996. Consolidated operations generated $21.6 million in cash for the six month period ended August 31, 1996. Additional cash was provided by a $1.0 million dividend from our joint venture affiliate in Japan, $1.9 million from an increase in short term borrowings and $.6 million from miscellaneous investing and financing activities.

Of the funds generated above, $23.9 million was invested in buildings and equipment, with $11.5 million for domestic operations and $12.4 million for foreign locations. The Company also repaid $2.0 million on its domestic revolving credit agreement and $.2 million in principal on other long term debt.

As a result of the above, cash decreased to $3.2 million at August 31, 1996 from $4.2 million at February 29, 1996.

Capital expenditures are expected to moderate somewhat in fiscal 1997 to approximately 10% of sales compared to the 12 to 13% of sales recorded in fiscal 1995 and 1996. The capital expenditure rate may be revised further as sales growth estimates are updated. Operations are expected to generate enough cash to fund capital expenditures. Existing credit facilities and bank lines should be sufficient, together with internally generated cash, to finance the Company's operations.

                    THE CHERRY CORPORATION AND SUBSIDIARIES

                          PART II.   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      (a)  The annual meeting of stockholders was held on June 19, 1996.
      (b) Nine directors were elected and received the following Class B stockholder votes:

                                       For           Withheld
                                    ---------       ----------
       1. Peter B. Cherry           4,379,312         225,877
       2. Walter L. Cherry          4,379,335         225,854
       3. Alfred S. Budnick         4,379,335         225,854
       4. Thomas L. Martin, Jr.     4,379,335         225,854
       5. Robert B. McDermott       4,379,335         225,854
       6. Peter A. Guglielmi        4,377,324         227,865
       7. Charles W. Denny          4,379,324         225,865
       8. W. Ed Tyler               4,377,324         227,865
       9. Henry J. West             4,379,324         225,865

      (c) A proposal to approve the 1996 Employee Stock Purchase Plan was approved and received the following Class B stockholder votes:

         For          Against          Abstained           Broker Non-Votes
      ---------      ----------    -----------------     --------------------
      4,016,274       213,317           10,845                 364,753


Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

        Exhibit Number            Description of Exhibit
        --------------        ----------------------------------
              27              Article 5 Financial Data Schedule

      (b)  Reports on Form 8-K

      During the quarter, no Form 8-K Reports were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE CHERRY CORPORATION
                                       (Registrant)



DATE:  October 9, 1996             By: Dan A. King
                                      --------------
                                       Dan A. King
                                   V.P. of Finance, Secretary
                                      and Treasurer