Form 10-Q
period 1996-11-30
CHERRY CORP
filed 1997-01-03
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10Q




     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 30, 1996

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

Number of Common Shares outstanding as of November 30, 1996:
    7,627,993 shares of Class A Common
    4,746,229 shares of Class B Common

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                   November 30, February 29,
                                                       1996         1996
                                                   (Unaudited)    (Note 1)
                                                   -----------    --------
ASSETS:
   Cash and equivalents                            $   5,560      $  4,213
   Receivables, net of allowances                     56,626        58,815
   Inventories (Note 2)                               58,648        54,734
   Income taxes, net                                      --         2,218
   Other current assets                                8,066         9,958
                                                   ---------      --------
         Total Current Assets                        128,900       129,938

   Land, buildings and equipment, net                165,977       159,308

   Investment in affiliates and other, net            13,145        14,093
                                                   ---------      --------

TOTAL ASSETS                                       $ 308,022      $303,339
                                                   =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Short-term debt                                 $  17,580      $ 24,699
   Accounts payable                                   18,593        20,598
   Payroll related accruals                           13,543        13,435
   Income taxes, net                                   3,314            --
   Other accruals                                     21,226        16,273
   Current maturities of long-term debt                3,051         4,199
                                                   ---------      --------
         Total Current Liabilities                    77,307        79,204

   Long-term debt                                     41,040        44,237

   Deferred income taxes, net and deferred credits    20,689        21,606

   Stockholders' Equity:
      Class A Common stock                             7,628         7,608
      Class B Common stock                             4,746         4,727
      Additional paid-in capital                      41,517        41,400
      Retained earnings                              106,334        94,443
      Cumulative translation adjustments               8,761        10,114
                                                   ---------      --------
         Total Stockholders' Equity                  168,986       158,292
                                                   ---------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 308,022      $303,339
                                                   =========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (Dollars in Thousands Except Share Data)
                                     Three Months Ended       Nine Months Ended
                                        November 30,            November 30,
                                       1996        1995        1996        1995
                                    ---------   ---------   ---------   --------
Net Sales                           $ 116,733  $ 107,242   $ 330,811   $ 314,698

Cost of Products Sold                  81,636     81,746     240,901     236,480
                                    ---------  ---------   ---------    --------

   Gross Margin                        35,097     25,496      89,910      78,218

Engineering, Distribution and
   Administrative Expenses             23,537     22,035      69,788      66,500
                                    ---------  ---------   ---------    --------

   Earnings from Operations            11,560      3,461      20,122      11,718

   Other Income, Net                      694        291       1,535       2,563
                                    ---------  ---------   ---------    --------

Earnings Before Interest and Taxes     12,254      3,752      21,657      14,281

Interest Expense, Net                     880      1,019       2,923       2,767
                                    ---------  ---------   ---------    --------

Earnings before Income Taxes           11,374      2,733      18,734      11,514

Income Tax Provision(Credit)            4,193       (412)      6,843       2,574
                                    ---------  ---------   ---------    --------

Net Earnings                        $   7,181  $   3,145   $  11,891   $   8,940
                                    =========  =========   =========    ========

Earnings per Share                 $      .58 $      .26  $      .96  $      .73
                                   ========== ==========  ==========  ==========

Average Shares Outstanding         12,373,501 12,284,836  12,360,279  12,280,923
                                   ========== ==========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                                 Nine Months Ended November 30,
                                                 ------------------------------
                                                    1996            1995
                                                 ----------       ---------
Net Cash Provided by Operating Activities        $  42,199        $  18,711

Cash Flows from Investing Activities:
   Expenditures for Land, Building and Equipment   (32,290)         (41,007)
   Proceeds from Sales of Land, Building
      and Equipment                                    362            2,011
   Dividend from joint venture affiliate             1,050               --
   Other, net                                           49             (668)
                                                 ---------         --------
Net Cash Used by Investing Activities              (30,829)         (39,664)
                                                 ---------         --------

Cash Flows From Financing Activities:
   (Decrease) increase in Short-term Debt           (6,116)           6,252
   (Decrease) in Domestic Revolver and
      Uncommitted Credit Facilities                 (3,000)          (9,500)
   Principal Payments on Long-term Debt             (2,848)          (3,032)
   Proceeds from Long Term Debt Issuance             1,960           25,000
   Other Equity Transactions                           156               61
                                                 ---------        ---------
Net Cash Provided by Financing Activities           (9,848)          18,781
                                                 ---------        ---------

Effect of Exchange Rate Changes on Cash Flows         (175)             (29)
                                                 ---------        ---------
Net (Decrease) Increase in Cash and Equivalents      1,347           (2,201)
Cash and Equivalents, at Beginning of Year           4,213            5,694
                                                 ---------        ---------

Cash and Equivalents, at End of Period           $   5,560        $   3,493
                                                 =========        =========

The accompanying notes are in integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of November 30, 1996, and the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three and nine months ended November 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1996, and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 29, 1996 Annual Report to Stockholders. The results of operations for the three and nine months ended November 30, 1996 are not necessarily indicative of the operating results for a full year.

2.   INVENTORIES

     Inventory values were as follows:

                              November 30,   February 29,
                                1996           1996
                              ---------      ---------
     Finished Goods           $  16,914      $ 16,380
     Work-in-Process             20,571        18,036
     Component Parts             10,363        11,663
     Raw Materials               10,800         8,655
                              ---------      --------
                              $  58,648      $ 54,734
                              =========      ========

3.   RECLASSIFICATONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

The Company achieved record third quarter sales and net earnings. The third quarter sales of $116.7 million for fiscal 1997 were 9% higher than the same quarter of the prior year while net earnings of $7.2 million were 128% higher. Third quarter sales by domestic operations increased 8%, while sales by foreign operations increased 10% (16% in local currency). Sales to all of our markets were higher in the current year quarter compared to the prior year. This resulted primarily from the continued strength of the automotive market and the Company's penetration thereof, as well as improvements in the semiconductor and computer markets. Domestically, the labor strikes at General Motors in the current year third quarter caused some delays in shipments but the overall effect was minimal.

Sales and net earnings for the nine month period were also new records. Sales of $330.8 million for the current year nine month period were 5% higher than the comparable period of the prior year, whereas net earnings of $11.9 million were 33% higher. Domestic operations increased 10%, while foreign operations decreased 1% (4% higher in local currency).

Consolidated operating profit for the third quarter of the current year increased to 9.9% of sales from 3.2% for the comparable period of the prior year. The increase was primarily attributable to improved gross margins since operating expenses as a percent of sales is only down slightly. The Company's efforts at productivity improvements and cost reductions coupled with increased sales volume and mix resulted in the improved profitability.

The year-to-date consolidated operating margin increased to 6.1% of sales from 3.7% in the prior year primarily from the same factors noted above.

Consolidated interest expense for the third quarter was 14 % lower than the comparable period of the prior year. Current year third quarter interest expense was lower from a combination of lower borrowing levels as well as lower
interest rates.   Nine month interest expense for the current year was 6% higher than the prior year primarily from higher borrowing levels with some offset for lower interest rates.

Consolidated other income for the current year nine months decreased $1.0 million from the comparable prior year period. The decrease results primarily from a nonrecurring $1.3 million gain on the sale of a German facility during the prior year.

The consolidated effective income tax rate of 36% for the current year nine month period was higher than the 22% rate for the comparable period of the prior year. The rate was lower in the prior year primarily from a nonrecurring benefit in the recognition of pre-merger U.S. loss carryforwards and also from slightly higher foreign and domestic tax benefits.

The Company anticipates lower sales and earnings in the fourth quarter compared to the current year third quarter due to customer plant shutdowns over the holiday season and seasonally lower keyboard sales.

Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation could have an impact on future sales, earnings, and financial position of the Company as denominated in U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm purchase commitments denominated in foreign currencies (primarily German Marks). At November 30, 1996, the U.S. dollar equivalent of forward contracts outstanding approximated $5 million.

Liquidity and Capital Resources

At November 30, 1996, the consolidated debt to capital ratio declined to 26.7% from 31.6% at February 29, 1996. Consolidated operations generated $42.2 million in cash for the nine month period ended November 30, 1996. Additional cash was provided by a $1.0 million dividend from our joint venture affiliate in Japan, $2.0 million from long term debt and $.6 million from miscellaneous investing and financing activities.

Of the funds generated above, $32.3 million was invested in buildings and equipment, with $15.4 million for domestic operations and $16.9 million for foreign locations. The Company also repaid $6.1 million of short term borrowings, $3.0 million on its domestic revolving credit agreement and $2.8 million in principal on other long term debt. The effect of exchange rate changes reduced cash flow $.2 million.

As a result of the above, cash increased to $5.6 million at November 30, 1996, from $4.2 million at February 29, 1996.

Capital expenditures in fiscal 1997 are expected to continue at a moderate level of approximately 8% to 10% of sales compared to the 12 to 13% of sales recorded in fiscal 1995 and 1996. The capital expenditure rate may be revised further as sales growth estimates are updated. Operations are expected to generate enough cash to fund capital expenditures. Existing credit facilities and bank lines should be sufficient, together with internally generated cash, to finance the Company's operations.

Certain statements contained herein such as those concerning expected sales and earnings in the upcoming fourth quarter, and other such statements contained herein regarding matters that are not historical facts are forward looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the `Securities Act'')). Because such forward looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, a decrease in net sales due to competition, pricing pressures, seasonality and production inefficiencies.

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



                                   THE CHERRY CORPORATION
                                       (Registrant)



DATE:  January 3, 1997             By: Dan A. King
                                      --------------
                                       Dan A. King
                                   V.P. of Finance, Secretary
                                      and Treasurer