Form 10-K405
period 1997-02-28
CHERRY CORP
filed 1997-05-21
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For this fiscal year ended the Last Day of February, 1997
Commission File Number 0-8955

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

The aggregate market value of the registrant's Class A and Class B Common Stock on April 25, 1997 held by nonaffiliates was approximately $77 million, based on a calculation that 55% of the shares are owned by nonaffiliates and are valued at the closing prices as reported on the Nasdaq National Market tier of The Nasdaq Stock Market on April 25, 1997.

Number of common shares outstanding as of April 25, 1997:
     7,672,620 shares of Class A Common
     4,755,564 shares of Class B Common

                      DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated:                      Part of Form 10-K
-----------------------                      -----------------

Various parts of the Company's Proxy         All of Part III
Statement for its 1997 Annual Meeting

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

Cherry's executive offices are located at the Cherry Electrical Products division in Waukegan, Illinois. Its wholly owned subsidiary companies operate in the following locations: Cherry Semiconductor Corporation, Rhode Island; Cherry Mikroschalter GmbH, the Federal Republic of Germany; Cherry Electrical Products Ltd., United Kingdom; Cherry SARL, France; Cherasia Limited, Hong Kong; Cherry SRO, Czech Republic; Cherry Australia Pty., Ltd., Australia; and Cherry de Mexico S.A. de C.V., Mexico. Additionally, the Company operates in Japan and India through 50% owned affiliates, Hirose Cherry Precision Company Limited and TVS Cherry Private Limited, respectively. The Company operates a branch sales and engineering office in Japan under the name Cherry Automotive-Japan and a branch technical support office in South Korea under the name Cherry Semiconductor International, Inc..

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Refer to the Business Segment and Geographic Area Information contained in Item 8 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

Cherry has three major business segments:

The Automotive Market segment designs, manufactures and sells semiconductors, electronic controls, switch assemblies and sensors for the automobile industry. Automobile special-use switches and switch assemblies are used in a variety of applications including power windows and mirrors, central door locks and cruise controls. The Company's semiconductor devices are integrated circuits used in power train controls, body electronics, vehicle control and safety, instrumentation and entertainment electronics. Its electronic control modules are used as controls for sunroofs, convertible tops and memory power seats. Hall-effect sensors can be used in applications where a magnetically actuated solid state device is desireable, such as a position sensor for seat belt engagement. Automotive products are custom made for major U.S. and European manufacturers, including Japanese transplants in North America. The Company's automotive customers generally pay for the tooling and other special manufacturing requirements.

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

The Consumer and Commercial Market segment designs, manufactures and sells switches, semiconductors, sensors, and electronic controls and displays used in household appliances, office equipment and cellular telephones. Snap-action switches are generally manufactured to customer specifications by modifying the Company's standard products. Switches are used in various appliances, office equipment and control and measurement device applications. Semiconductor applications include cellular communications, off-line power supplies and DC/DC converters. Plasma display products are primarily sold to the enterainment industry as readouts for electronic games. Electronic controls are used in office equipment and medical instrumentation. Hall-effect sensors are magnetically actuated solid state devices that can be used in a wide range of office and industrial equipment applications to measure speed or position.

Inflation has not been a material factor in any segment.

MARKETS, MAJOR CUSTOMERS AND SEASONALITY

Virtually all of the Company's sales are made to original equipment manufacturers and to independent distributors. In fiscal 1997, sales to the Company's five largest customers accounted for 41.5% of consolidated sales. Of these five largest customers, sales to General Motors and Ford were 18.4% and 12.9%, respectively.

Within the Company's Automotive Market segment, four customers account for 78% of the segment sales and include General Motors and Ford mentioned above. In fiscal 1997, the Consumer and Commercial Market segment has one customer which accounts for 13.9% of that segment's sales.

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

COMPETITION

The Company does business in highly competitive markets. The Company believes that it is the second or third largest manufacturer of snap-action switches and automotive special use switches in North America. In addition, the Company believes it has a significant market position in the other two markets it serves. Competitors include a large number of independent domestic and foreign suppliers. Certain competitors in each of the Company's markets have substantially greater manufacturing, sales, research and financial resources than the Company. The Company believes that the principal competitive factors in its markets are price, product quality and reliability, the ability to meet customer delivery requirements and to custom design products to customer specifications.

RAW MATERIALS AND ENERGY

In general, raw materials used by the Company are available from several sources. The Company has not experienced significant shortages of raw materials and, to date, sales have not been adversely affected by either raw material or energy shortages.

BACKLOG

Current backlog figures are considered to be firm, but, because the Company does not manufacture pursuant to long-term contracts, purchase orders are generally cancellable - subject to payment by the customer for charges incurred up to the date of cancellation. The Automotive Controls Group in Waukegan does not report nor maintain a backlog number because they ship product based on daily releases from their customers with minimal forecast data. Therefore, the Automotive Market Segment backlog reported below excludes any potential orders for the Automotive Controls Division. As a result of the above factors, the following figures should not be considered indicative of sales for an ensuing period.

                                                     Backlog as of
                                                The Last Day of February
                                                ---------------------------
             (000's Omitted)                      1997           1996
                                                ---------      ---------
   Automotive Market Segment                    $  51,057      $  43,450
   Computer Market Segment                         51,727         49,159
   Consumer and Commercial Market Segment          40,561         41,390
                                                ---------      ---------
                                                $ 143,345      $ 133,999
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

PRODUCT DEVELOPMENT

During the fiscal year ended the last day of February 1997, the Company spent approximately $22.2 million on product development. The Company spent approximately $20.3 million and $14.8 million on product development in fiscal 1996 and 1995, respectively. The customer often pays for the tooling related to their project. The tooling expense, net of amounts rebilled to the customer, is reported in other income as tooling gain or loss.

EMPLOYEES

As of February 28, 1997, the Company employed 4,367 persons.

ENVIRONMENTAL PROTECTION

The Company believes that its manufacturing operations and properties are in material compliance with existing federal, state and local provisions enacted or adopted to regulate the discharge of materials into the environment, or otherwise protect the environment. Such compliance has been achieved without material effect on Cherry's earnings or competitive position.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Company's executive officers, their ages, business experience, and position and offices as of February 28, 1997.


                              Term as   Business Experience During
     Name             Age     Officer      the Past Five Years

Peter B. Cherry       49       23       Chairman of the Board since 1992
                                        and President since 1982

Alfred S. Budnick     59       20       Vice President of the Company and
                                        President of Cherry Semiconductor
                                        Corporation since 1977.

Klaus D. Lauterbach   54        5       Vice President since June 1992;
                                        General Manager of Cherry Mikro-
                                        schalter GmbH since 1990;
                                        Assistant General Manager prior
                                        to 1990.

Dan A. King           47        9       Vice President of Finance
                                        since June 1995;
                                        Secretary in 1993; Treasurer and
                                        Corporate Controller prior to 1993.

Kevin G. Powers       37        2       Corporate Controller and Assistant
                                        Secretary since June 1995;
                                        Assistant Treasurer in January
                                        1993; Manager, Corporate Account-
                                        ing of Square D Company prior
                                        to 1993.


Robert G. Terwall     44        1       Vice President of Cherry Electrical
                                        Products Division and General
                                        Manager of the Control Devices
                                        Group since 1986

ITEM 2.  PROPERTIES

Cherry owns and leases manufacturing, warehousing and office space in 15 cities around the world. The Company owns its major facilities that are located in Illinois, Rhode Island and Germany and comprise 345,000, 151,000 and 402,000 square feet, respectively. In addition, the Company also owns a 33,000 square foot facility in England. All owned facilities are used for a combination of production, warehousing and administrative activities. The Company also leases facilities totaling 136,000 square feet, with approximately 75% used for production, assembly and warehousing and the balance primarily for sales activities. The leases expire at various dates through December 31, 2000.

The total owned and leased facilities noted above are currently used by the business segments in the following estimated proportion:

          Automotive Market                     44%
          Computer Market                       31%
          Consumer & Commercial Market          25%
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

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

The Cherry Corporation common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbols CHERA and CHERB. As of May 6, 1997, there were approximately 2,200 and 1,800 holders of record of the Class A and Class B common stocks, respectively. The quarterly high and low prices reported on Nasdaq and the dividends paid per common share in the last two fiscal years are shown below:

                          Class A Common                Class B Common
Fiscal 1997           High     Low     Dividend       High     Low   Dividend
   Quarters:
      Fourth         $16.75   $10.50   $ --        $16.00   $10.25   $ --
      Third           11.50    10.75     --         11.00    10.00     --
      Second          12.00    10.56     --         13.00     9.81     --
      First           12.00     9.25     --         12.89     9.00     --
Fiscal 1996
   Quarters:
      Fourth         $10.50   $ 9.25   $ --        $10.50   $ 9.25   $ --
      Third           15.50     9.25     --         15.25     9.75     --
      Second          15.75    12.38     --         15.50    11.75     --
      First           16.50    13.50     --         15.75    13.00     --

ITEM 6.  SELECTED FINANCIAL DATA

The following summary should be read in conjunction with the consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K:

                  (Dollars in thousands except share and employee data)
Year ended the last day of February         1997           1996           1995           1994            1993
SUMMARY OF OPERATIONS
   Net sales                            $  439,592        424,681        339,237        275,269        266,231
   Gross profit                         $  119,186        105,189         97,018         80,179         76,521
   Operating expenses                   $   93,387         89,437         73,620         62,419         59,840
   Earnings from operations             $   25,799         15,752         23,398         17,760         16,681
   Other income, net                    $    2,796          2,862          1,671          1,240            483
   Earnings before interest and taxes   $   28,595         18,614         25,069         19,000         17,164
   Interest expense, net                $    3,787          3,765          3,218          3,817          5,230
   Earnings before income taxes, extra-
     ordinary tax credit and cumulative
     effect of change in accounting
     principle                          $   24,808         14,849         21,851         15,183         11,934
   Income tax provision                 $    8,894          3,598          7,028          5,692          4,216
   Earnings before extraordinary tax
     credit and cumulative effect of
     change in accounting principle     $   15,914         11,251         14,823          9,491          7,718
   Extraordinary tax credit             $       --             --             --             --          2,539
   Cumulative effect of change in
     accounting principle               $       --             --             --          1,542             --
   Net earnings                         $   15,914         11,251         14,823         11,033         10,257

OTHER STATISTICS
   Net earnings as a percent of sales         3.6%           2.6%           4.4%           4.0%           3.9%
   Average shares outstanding           12,366,471     12,287,459     10,882,950      9,299,848      9,184,228
   Earnings per share:
    Earnings before extraordinary tax
     credit and cumulative effect of
     change in accounting principle     $     1.29            .92           1.36           1.02            .84
     Extraordinary tax credit                   --             --             --             --            .28
    Cumulative effect of change in
     accounting principle                       --             --             --            .17             --
     Net earnings per share             $     1.29            .92           1.36           1.19           1.12
   Return on average stockholders' equity     9.8%           7.4%          12.3%          12.6%          13.4%
   Dividends per share                  $       --             --             --             --             --
   Capital expenditures, net            $   38,797         50,864         44,736         23,356         19,023
   Depreciation and amortization        $   28,049         23,406         18,768         16,720         18,023

FINANCIAL POSITION
   Working capital                      $   55,220         50,734         46,001         39,395         43,791
   Current ratio                               1.8            1.6            1.7            1.9            2.2
   Total assets                         $  295,646        303,339        261,193        193,548        183,219
   Long-term debt                       $   37,009         44,237         25,863         42,970         50,817
   Total debt                           $   62,866         73,135         48,658         53,632         58,248
   Stockholders' equity                 $  168,076        158,292        147,627         93,476         82,014
   Stockholders' equity per share       $    13.54          12.83          12.03          10.03           8.83
   Debt-to-capital ratio                     27.2%          31.6%          24.8%          36.5%          41.5%
   Net cash provided by operating
     activities                         $   45,712         24,340         23,786         28,347         26,871

PER EMPLOYEE DATA
   Average number of employees               4,383          4,193          3,617          3,048          2,765
   Net sales                            $  100,295        101,283         93,790         90,311         96,286
   Average assets employed              $   68,330         67,318         62,862         61,806         65,967

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FISCAL 1997 VS. FISCAL 1996

     Consolidated net earnings for fiscal 1997 increased 41% to $15.9 million, setting a new company record. Earnings per share of $1.29 increased 40% from the prior year but were not a record because of additional shares outstanding. Annual sales of $439.6 million were also a record, up 3.5% from last year. Foreign denominated sales were reduced approximately $12 million from the prior year because of the strengthening dollar during fiscal 1997. Domestic sales increased 9% and international sales decreased 4%, despite increasing 3% in local currency.

     Consolidated operating profit for fiscal 1997 increased 64% to $25.8 million, or 5.9% of sales, from $15.8 million, or 3.7% of sales, in the prior year. Gross margins for fiscal 1997 of 27.1% improved significantly from the prior year's 24.8% as the result of improvements in manufacturing efficiency and the successful resolution of last year's product startup issues. Operating expenses, as a percent of sales, increased in fiscal 1997 as the company increased its product development efforts. In fiscal 1997, the company developed proprietary integrated circuits for the computer and telecommunications markets and a new line of proprietary Hall-effect sensors.

     Automotive business segment operating profits increased 211% in fiscal 1997 to $14.5 million, or 6.7% of sales, on a 12% increase in sales. Fiscal 1997 automotive sales of $215 million accounted for 49% of consolidated sales. This dramatic improvement in operating profit is due to improvements in manufacturing efficiency and the successful resolution of startup issues pertaining to new product and process startups.

     Computer business segment operating profits increased 30% in fiscal 1997 to $9.0 million, or 7.8% of sales, on a 7% decrease in sales. Approximately 70% of the fiscal 1997 computer market sales decrease is due to the strengthening of the dollar. The remainder of the decrease is due to continuing price pressure. The increase in operating profit on decreasing sales can be attributed to improved manufacturing efficiencies, improved margins on the new generation keyboards, and the successful resolution of startup problems associated with last year's introduction of a new standard keyboard.

     Consumer and commercial business segment operating profits declined 20% in fiscal 1997 on a 1% increase in sales. The profitability improvements in domestic electronic controls were offset by increased sensor and integrated circuit development efforts and decreased profitability on a reduced sales level of proprietary switches.

     Other income of $2.8 million for the current year declined slightly from the prior year. A $400 thousand decline in earnings from joint venture affiliates and a nonrecurring $1.3 million gain on the sale of a German facility during the prior year were partially offset primarily by higher customer tooling income and deferred income recognition on a completed keyboard program.

     Interest expense of $4.1 million for the current year increased slightly from the $3.9 million in the prior year, primarily as a result of higher borrowing levels throughout the year.

     The effective tax rate for fiscal 1997 was 36% versus 24% in the prior year. The rate was lower in the prior year primarily from a nonrecurring benefit in the recognition of pre-merger U.S. loss carryforwards.

     Since a significant portion of the Company's manufacturing and sales are overseas, foreign currency translation can have an impact on future sales, earnings, and financial position of the Company when translated into U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currencies (primarily German marks). At February 28, 1997, the U.S. dollar equivalent of forward contracts outstanding approximated $9.5 million.

FISCAL 1996 VS. FISCAL 1995

     Consolidated sales of $424.7 million for fiscal 1996 increased 25% over the prior year. Approximately one-fifth of the increase was attributable to foreign currency translation. Domestic sales increased 27% and international sales increased 23% (10% in local currency). Increases were broad based, resulting from new products, increased market share, the strength of the underlying markets and a weaker dollar.

     All business segments recorded increases in fiscal 1996 consolidated sales compared to the prior year. The Automotive Market continued to lead the way with sales increasing 32%, while the Consumer and Commercial (C&C) Market and the Computer Market recorded sales increases of 25% and 16%, respectively. Within the Automotive Market, sales of switch assemblies and semiconductor devices increased 41% and 29%, respectively, while electronic controls decreased 16%. Sales of electronic controls and displays increased 80% in the C&C Market, followed by 34% and 15% higher sales of semiconductor devices and switches, respectively. The Computer Market sales increase came primarily from keyboards and related products. Although fiscal 1996 sales of the Company's semiconductor products to the Automotive Market and the C&C Market (specifically sales to a cellular telephone manufacturer), were higher than the prior year, the sales increases were less than anticipated as a result of general market conditions.

     Fiscal 1996 consolidated operating profit declined to $15.8 million, or 3.7% of sales, from $23.4 million, or 6.9% of sales, in the prior year. The fiscal 1996 consolidated gross margin rate declined to 24.8% from 28.6% in the prior year. The decline resulted from a combination of factors, listed in the order of their significance, as follows:
 . The Company experienced high production costs. In response, the Company aggressively worked to reduce costs associated with product and process introductions made during fiscal 1996 and 1995.
 . The Company installed greater capacity and staffed its semiconductor operation based on growth estimates. Actual semiconductor sales in the last half of fiscal 1996 were up 16% but below Company expectations.
 . Selling price reductions and increased material prices led to margin erosions in many products. Copper and plastic increased in price during fiscal 1996. The weak dollar also resulted in higher material costs for foreign-supplied purchased materials. These higher costs were not fully recoverable from customers.
Fiscal 1996 domestic and foreign operating profit margins declined for the reasons noted above. The decline occurred at the gross profit level, since operating expenses were slightly lower as a percent of sales.

     Fiscal 1996 operating profit margins by business segment were mixed. The Automotive Market fiscal 1996 operating profit margin declined to 2.4% from 7.3% primarily as a result of high production costs, start-up issues, and selling price reductions discussed earlier. The Computer Market operating profit margins for fiscal 1996 declined to 5.6% from 9.2% as a result of higher production costs associated with new product and process introductions and increased raw material costs. The C&C Market fiscal 1996 operating profit margin improved slightly from 6.1% to 6.9% primarily from higher sales volume and a better product mix.

     Other income of $2.9 million for fiscal 1996 increased $1.2 million from the prior year primarily as a result of a $1.3 million gain on the sale of a German facility.

     Interest expense for fiscal 1996 increased to $3.9 million from $3.4 million primarily as a result of higher debt levels. In fiscal 1995, substantial debt was repaid with the proceeds from the equity offering in August 1994. Debt has increased since then to help finance expansion of production capacity to accommodate sales growth. Interest rates in fiscal 1996 were generally lower as a result of more favorable credit facilities and general economic conditions.

     The effective tax rate for fiscal 1996 was 24% versus 32% in the prior year. The lower fiscal 1996 tax rate is primarily attributable to state tax credits resulting from the Company's significant capital expenditures and the implementation of a tax planning strategy that resulted in the recognition of pre-merger U.S. loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     In fiscal 1996, the Company improved its long-term financial flexibility by arranging new credit facilities and a long-term debt placement. In fiscal 1997, the Company's emphasis turned to improving cash flow through better operational performance, working capital management and more moderate capital expenditures.

     The consolidated debt-to-capital ratio decreased to 27.2% at February 28, 1997 from 31.6% at the end of the prior fiscal year.

     Consolidated operations generated $45.7 million in cash, with an additional $1.0 million provided by a dividend from the Company's joint venture in Japan. Short-term debt and long-term debt provided additional funds in the amounts of $2.7 million and $1.9 million, respectively. Proceeds from employee stock purchase and stock option transactions also provided $.5 million. The Company invested $39.1 million in facilities and equipment ($19.6 million domestic and $19.5 million foreign). The Company also repaid $6.0 million on the domestic revolver and uncommitted credit facilities and made principal payments on long-term debt of $4.1 million.

     Capital expenditures in fiscal 1998 are expected to continue at a moderate level of 8% to 10% of sales which is lower than the 12% to 13% of sales experienced in fiscal 1995 and 1996 when the Company had higher sales growth. The capital expenditure rate may be revised further as sales growth estimates are updated. Operations are expected to generate enough cash to fund capital expenditures.

     At February 28, 1997, the Company has unused lines of credit available of approximately $52.1 million for domestic operations and $38.1 million for foreign operations. These credit facilities and bank lines should be sufficient, together with internally generated cash, to finance the Company's operations.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of The Cherry Corporation:

We have audited the accompanying consolidated balance sheets of The Cherry Corporation (a Delaware corporation) and subsidiaries as of the last day of February, 1997 and 1996, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years ended the last day of February, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cherry Corporation and subsidiaries as of the last day of February, 1997 and 1996, and the results of their operations and cash flows for each of the three years ended the last day of February, 1997, in conformity with generally accepted accounting principles.

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

                                                             Arthur Andersen LLP
                                                             -------------------
                                                             Arthur Andersen LLP

Chicago, Illinois
April 10, 1997

                             THE CHERRY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (Dollars in thousands except share data)
                                       Year ended the last day of February
                                         1997        1996         1995
SALES AND COSTS
  Net sales                           $ 439,592    $ 424,681   $ 339,237
  Cost of products sold                 320,406      319,492     242,219
                                      ---------    ---------   ---------
  Gross profit                          119,186      105,189      97,018
                                      ---------    ---------   ---------

EXPENSES
  Research and engineering               29,135       27,017      20,567
  Distribution                           31,679       32,020      26,834
  Administration                         32,573       30,400      26,219
                                      ---------    ---------   ---------
  Operating expenses                     93,387       89,437      73,620
                                      ---------    ---------   ---------

EARNINGS
  Earnings from operations               25,799       15,752      23,398
  Other income, net                       2,796        2,862       1,671
                                      ---------    ---------   ---------
  Earnings before interest and taxes     28,595       18,614      25,069
  Interest expense, net                   3,787        3,765       3,218
                                      ---------    ---------   ---------
  Earnings before income taxes           24,808       14,849      21,851
  Income tax provision - Note C           8,894        3,598       7,028
                                      ---------    ---------   ---------
  Net earnings                        $  15,914    $  11,251   $  14,823
                                      =========    =========   =========

EARNINGS PER SHARE                    $    1.29    $     .92   $    1.36
                                      =========    =========   =========

  Average shares outstanding         12,366,471   12,287,459  10,882,950
                                     ==========   ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands except share data)
                                                      The last day of February
                                                        1997          1996
------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and equivalents                               $ 6,215     $ 4,213
   Receivables, less allowances of $2,245 and
      $1,935, in 1997 and 1996, respectively           57,118      58,815
   Inventories - Note E                                54,786      54,734
   Income taxes                                            --       2,218
   Prepaid expenses and other current assets            6,734       9,958
                                                      -------     -------
      Total Current Assets                            124,853     129,938

Land, Buildings & Equipment at Cost:
   Land                                                 2,461       2,588
   Buildings and improvements                          81,733      83,907
   Machinery and equipment                            261,419     243,134
   Construction in progress                             9,632      16,623
                                                      -------     -------
                                                      355,245     346,252
   Less: accumulated depreciation                     195,978     186,944
                                                      -------     -------
      Total Land, Buildings & Equipment, net          159,267     159,308

Investment in affiliates and other assets,
   net - Note A                                        11,526      14,093
                                                      -------     -------

Total Assets                                         $295,646    $303,339
                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term debt - Note F                           $23,806     $24,699
   Accounts payable                                    17,803      20,598
   Payroll related accruals                            11,833      13,435
   Other accruals                                      13,574      16,273
   Income taxes                                           566          --
   Current maturities of long-term debt - Note F        2,051       4,199
                                                      -------     -------
      Total Current Liabilities                        69,633      79,204

Long-term debt - Note F                                37,009      44,237
Deferred income taxes, net and deferred credits        20,928      21,606

Stockholders' Equity - Note B:
   Class A common stock, $1.00 par value
      Authorized 20,000,000 shares; issued and
      outstanding 7,667,119 in 1997 and
      7,608,341 in 1996                                 7,667       7,608
   Class B common stock, $1.00 par value
      Authorized 10,000,000 shares; issued and
      outstanding 4,750,063 in 1997 and
      4,726,577 in 1996                                 4,750       4,727
   Additional paid-in capital                          41,858      41,400
   Retained earnings                                  110,357      94,443
   Cumulative translation adjustments                   3,444      10,114
                                                      -------     -------
      Total Stockholders' Equity                      168,076     158,292
                                                      -------     -------

Total Liabilities and Stockholders' Equity           $295,646    $303,339
                                                     ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                     Year ended the last day of February
                                                         1997        1996        1995
CASH FLOW FROM OPERATING ACTIVITIES
   Net earnings                                       $15,914     $11,251     $ 14,823
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                    28,049      23,406       18,768
      (Gain)loss on sale of land, buildings,
      equipment and intangibles                           (76)     (1,387)         127
      Income from unconsolidated affiliates               (62)       (511)        (625)
      Changes in assets and liabilities:
         (Increase) in receivables                       (780)     (4,943)     (10,472)
         (Increase) in inventories                     (3,339)     (6,728)     (10,538)
         (Decrease) increase in accounts payable       (1,983)     (2,042)       7,614
         Decrease (increase) in income taxes            3,455      (1,726)         487
         Increase in deferred income taxes              3,303       3,568        2,433
         Decrease in other working capital,
          excluding cash and short-term borrowings      1,231       3,452        1,169
                                                      -------     -------     --------
      Total adjustments                                29,798      13,089        8,963
                                                      -------     -------     --------
       Net cash provided by operating activities       45,712      24,340       23,786
                                                      -------     -------     --------

CASH FLOW FROM INVESTING ACTIVITIES
   Proceeds from sales of land, buildings and
      equipment                                           371       2,014          806
   Expenditures for land, buildings and equipment     (39,092)    (52,169)     (44,865)
   Dividend from joint venture affiliate                1,050          --           --
   Other                                                 (198)       (701)        (759)
                                                      --------    -------     --------
       Net cash used by investing activities          (37,869)    (50,856)     (44,818)
                                                      --------    -------     --------

CASH FLOW FROM FINANCING ACTIVITIES
   Increase in short-term debt                          2,720       6,219       10,797
   Decrease in domestic revolver and
      uncommitted credit facilities                    (6,000)     (3,000)      (5,800)
   Principal payments on long-term debt                (4,116)     (3,863)     (14,928)
   Net proceeds from equity offering                       --          --       33,176
   Proceeds from long-term debt                         1,935      25,000           --
   Equity and other transactions                          540         538          487
                                                      -------     -------     --------
       Net cash from (used by) financing activities    (4,921)     24,894       23,732
                                                      -------     -------     --------
Effect of exchange rate changes on cash flows            (920)        141          297
                                                      -------     -------     --------
Net increase (decrease) in cash and equivalents         2,002      (1,481)       2,997
Cash and equivalents, at beginning of year              4,213       5,694        2,697
                                                      -------     -------     --------
Cash and equivalents, at end of year                  $ 6,215     $ 4,213     $  5,694
                                                      =======     =======     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest (net of amount capitalized)            $ 3,983     $ 3,702     $  3,314
      Income taxes (net of refunds)                   $ 2,040     $ 2,143     $  4,108

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                     Class A  Class B    Additional            Cumulative           Total
                                     Common    Common    Paid-In    Retained   Translation       Stockholders'
Year ended the last day of February   Stock    Stock     Capital    Earnings   Adjustments          Equity
                                     -------  --------   --------  ----------  -----------     ---------------
Balance, 1994                        $   --   $  4,661   $10,200   $  73,042   $     5,573     $       93,476
 Employee options and stock
   purchase plan                         13         51       423          --            --                487
 Net earnings                            --         --        --      14,823            --             14,823
 Stock dividend - Note B              4,673         --        --      (4,673)           --                 --
 Public sale of common stock -
   Note B                             2,875         --    30,301          --            --             33,176
 Translation adjustments                 --         --        --          --         5,665              5,665
                                     ------   --------   -------   ---------   -----------     --------------
Balance, 1995                        $7,561   $  4,712   $40,924   $  83,192   $    11,238     $      147,627
 Employee options and stock
   purchase plan                         47         15       476          --            --                538
 Net earnings                            --         --        --      11,251            --             11,251
 Translation adjustments                 --         --        --          --        (1,124)            (1,124)
                                     ------   --------   -------   ---------   ------------    ---------------
Balance, 1996                        $7,608   $  4,727   $41,400   $  94,443   $    10,114     $      158,292
 Employee options and stock
   purchase plan                         59         23       458          --            --                540
 Net earnings                            --         --        --      15,914            --             15,914
 Translation adjustments                 --         --        --          --        (6,670)            (6,670)
                                     ------   --------   -------   ---------   ------------    ---------------
Balance, 1997                        $7,667   $  4,750   $41,858   $ 110,357   $     3,444     $      168,076
                                     ======   ========   =======   =========   ===========     ==============

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

INVESTMENT IN AFFILIATES
The Company accounts for its investments in 50% owned affiliates in Japan and India by the equity method of accounting. Retained earnings at February 28, 1997, include $7,420 which represents the Company's share of the undistributed earnings of these unconsolidated affiliates.

CASH AND EQUIVALENTS
Cash and equivalents consist of cash and highly liquid securities with original maturities of three months or less. The carrying amount approximates fair value.

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 32% and 37% of the Company's inventories as of the last day of February 1997 and 1996, respectively. For the remaining inventories, cost is determined by the first-in, first-out (FIFO) method. Inventory costs include material, labor and manufacturing overhead.

LAND, BUILDINGS & EQUIPMENT
Land, buildings and equipment are carried at cost or, in the case of capitalized leases, at the lower of the present value of minimum lease payments or the fair value of the leased property. For financial reporting purposes, depreciation expense is provided on a straight-line basis using estimated useful lives of 5 to 50 years for buildings and improvements and 3 to 12 years for machinery and equipment. Depreciation expense was $27,907, $23,406 and $18,768 for fiscal 1997, 1996 and 1995, respectively. Accelerated depreciation methods are generally used for tax purposes.

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

The Company has not recorded deferred income taxes applicable to certain undistributed earnings of foreign subsidiaries and affiliates that are indefinitely reinvested. Federal income taxes on distribution of these earnings, if any, would not be significant.

CURRENCY TRANSLATION
Assets and liabilities of foreign operations are translated into U.S. dollars at year-end rates of exchange. Profit and loss items are translated at the average exchange rates prevailing during the year. Resulting translation adjustments are reported separately in Stockholders' Equity, net of interperiod tax allocations.

RESEARCH AND DEVELOPMENT
Research and development (R&D) costs are expensed as incurred. R&D expense was $22,171, $20,319 and $14,841 for fiscal 1997, 1996 and 1995, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS
In fiscal 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The statement establishes accounting standards for the impairment of long-lived assets, certain intangibles and goodwill related to those assets. There was no material effect on the financial statements as a result of adoption.

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

NOTE C:  INCOME TAXES

The sources of earnings before income taxes are as follows:

Year ended the last day of February       1997      1996       1995
                                       ---------   -------   --------
EARNINGS BEFORE INCOME TAXES
   United States                       $  14,552   $ 8,056   $ 13,631
   Foreign                                10,256     6,793      8,220

PROVISIONS FOR INCOME TAXES
Current: Federal and state             $   1,990   $   358   $  2,196
         Foreign                           4,257     1,582      2,206
                                       ---------   -------   --------
Current provision                          6,247     1,940      4,402
                                       ---------   -------   --------
Deferred:Federal and state                 2,873       657      1,605
         Foreign                            (226)    1,001      1,021
                                       ----------  -------   --------
Deferred provision                         2,647     1,658      2,626
                                       ---------   -------   --------
Total income tax provision             $   8,894   $ 3,598   $  7,028
                                       =========   =======   ========

Reconciliations of the differences between income taxes computed at federal statutory tax rates and the consolidated provisions for income taxes are as follows:

Year ended the last day of February       1997      1996       1995
                                        --------   -------   --------
Income taxes computed at federal
   statutory tax rates                  $  8,683   $ 5,197   $  7,429
Equity in earnings of unconsolidated
   affiliates                                (22)     (179)      (213)
Foreign tax rate differentials               490       284        558
Current taxation of foreign earnings,
   net of foreign tax credit                (281)     (504)    (1,348)
Change in valuation allowances, net          (14)     (610)        --
State tax provisions, net of federal
   benefits                                  218      (211)       538
Other, net                                  (180)     (379)        64
                                        ---------  --------  --------
Consolidated provisions                 $  8,894   $ 3,598   $  7,028
                                        ========   =======   ========

For income tax reporting at February 28, 1997, the Company has state tax credit carryforwards of approximately $919 that expire in the years 2002 through 2004. The carryforwards will be available to reduce future income tax liabilities.

The tax effects of the significant temporary differences which comprise the deferred tax liabilities and assets follows:

Year ended the last day of February                 1997          1996
                                                   -------     ----------
LIABILITIES
   Book versus tax basis of depreciable assets    $ 15,966     $  14,816
   Foreign currency translation                      2,990         5,976
   Other                                             2,521         2,316
                                                  --------     ---------
Gross deferred tax liabilities                      21,477        23,108
                                                  --------     ---------

ASSETS
   Reserves and nondeductible accruals               1,662         1,430
   Undistributed earnings of foreign subsidiaries    1,425         1,632
   Compensation related accruals                     1,475         1,111
   Inventory valuation                               1,459           853
   Pre-merger NOL and credit carryforwards              --           838
   Other                                               865         1,162
   Valuation allowance for deferred tax assets        (373)         (387)
                                                  ---------    ----------
Net deferred tax assets                              6,513         6,639
                                                  --------     ---------
Net deferred tax liability                        $ 14,964     $  16,469
                                                  ========     =========

The valuation allowance of $373 relates to noncurrent tax assets for net operating loss carryforwards due to the uncertainty of realizing the benefit of certain foreign carryforwards. No other valuation allowances are deemed necessary.

NOTE D:  SUPPLEMENTARY INCOME STATEMENT INFORMATION

Year ended the last day of February       1997      1996       1995
                                        --------   -------   --------
OTHER INCOME (EXPENSE)
   Earnings of affiliates               $     62   $   511   $    625
   Investment grants                         320       344        426
   Tooling income                            838       387        450
   Foreign exchange                          130        (9)      (182)
   Gain(loss) on sale of assets               76     1,387       (127)
   Completed keyboard program                277        --         --
   Other, net                              1,093       242        479
                                        --------   -------   --------
   Total                                $  2,796   $ 2,862   $  1,671
                                        ========   =======   ========

Interest expense                        $  4,109   $ 3,914   $  3,396
Interest income                             (322)     (149)      (178)
                                        ---------  -------   --------
INTEREST EXPENSE, NET                   $  3,787   $ 3,765   $  3,218
                                        ========   =======   ========
---------------------------------------------------------------------------

NOTE E:  INVENTORIES

The last day of February                            1997          1996
                                                   -------      --------
INVENTORIES
   Raw materials                                   $10,915      $  8,655
   Component parts                                  10,244        11,663
   Work-in-process                                  19,121        18,036
   Finished goods                                   14,506        16,380
                                                   -------      --------
Total inventories                                  $54,786      $ 54,734
                                                   =======      ========
   Excess of replacement cost over the stated
   value of LIFO inventories                       $ 4,844      $  6,028

NOTE F:  DEBT

The last day of February                            1997          1996
                                                   -------      --------
SHORT-TERM DEBT
(With domestic and foreign banks)
   Bank loans outstanding                          $23,806      $ 24,699
   Weighted average interest rate                     3.8%          3.8%


LONG-TERM DEBT
Foreign obligations:
   Construction, mortgage and equipment loans (at
      4% to 5.5%, secured by real estate in the
      amount of $12,588 in the Federal Republic
      of Germany) due in periodic installments
      through December 31, 2000                    $ 5,029      $  8,844

   Capital lease obligations payable in installments
      through December 2000 with a weighted average
      interest rate of 8.15%                         2,031         1,592

Domestic obligations:
   Senior unsecured notes, at 6.99%, due in 2007    25,000        25,000

   Borrowings under unsecured revolving credit
      agreement with interest at LIBOR plus
      .375% to .625%, prime rate or competitive
      bid rates                                      7,000        13,000
                                                   -------      --------
                                                    39,060        48,436
Less current maturities                              2,051         4,199
                                                   -------      --------
Long-term debt                                     $37,009      $ 44,237
                                                   =======      ========

The following principal payments, exclusive of capitalized lease payments, are required during the next five fiscal years: 1998 - $1,441; 1999 - $1,441; 2000
- $1,442; 2001 - $705; 2002 - $7,000.

The Company has an unsecured, multicurrency revolving credit agreement for $65 million. The interest rate on this agreement is the prime rate or, depending upon the Company's financial performance, LIBOR plus .375% to .625%. The facility has a competitive bid option which can result in interest rates below the stated facility rates. The facility fee is also dependent upon the Company's financial performance and ranges from 1/8 of 1% to 2/10 of 1% of the facility amount. The facility has a maturity of May 12, 2001, but may be extended for an additional year upon mutual agreement of the Company and the banks. The covenants for this credit facility pertain to consolidated net worth, leverage, cash flow coverage and cash flow to debt levels, among others. Under the most restrictive covenants, the Company is required to:
 . Maintain a leverage ratio, as defined, of 40% or less.  The leverage ratio at
  February 28, 1997, was 26.6%.
 . Maintain an interest expense coverage ratio, as defined, of 2.25 to 1.00 or greater through February 28, 1997 and 3.00 to 1.00 at all times thereafter. The interest expense coverage ratio at February 28, 1997, was 4.28 to 1.00.
 . Maintain an indebtedness to cash flow ratio, as defined, of 2.00 to 1.00 or less. The indebtedness to cash flow ratio at February 28, 1997, was 1.08 to 1.00.

The Company has four uncommitted, unsecured credit facilities totaling $41 million. These facilities are utilized when the borrowing rates available under them are below those available under the committed facility. A provision in the multicurrency revolving credit agreement limits the Company's combined domestic borrowings under that facility and the uncommitted facilities to $65 million.

On July 28, 1995, the Company completed a $25 million long-term debt placement with an insurance company in the form of 6.99% Senior Notes, due July 15, 2007 with principal prepayments of $5 million required in years 8 through 12. The notes are unsecured and interest is payable semi-annually each January and July. Covenants pertain to consolidated net worth and debt-to-capital ratios, among others.

The Company was in compliance with all covenants under all agreements at February 28, 1997.

As of February 28, 1997, the Company had unused lines of credit available for general corporate purposes of approximately $52.1 million for U.S. operations and $38.1 million for foreign operations.

NOTE G:  DERIVATIVE FINANCIAL INSTRUMENTS

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate, foreign exchange and commodity price risks.

The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currency (principally German marks). Gains or losses related to qualifying hedges of foreign currency transactions are recognized in income when the hedged transaction occurs. Other foreign exchange transactions are marked-to-market on a current basis through income. On the last day of February, 1997 and 1996, the U. S. dollar equivalent of forward contracts outstanding approximated $9.5 million and $6.1 million, respectively.

The Company also uses derivative contracts to reduce the impact of commodity price changes on the cost of its products. The Company entered into a collar agreement that effectively sets the maximum and minimum price per pound on 2 million pounds of copper ranging from a floor of $.86 per pound to a maximum of $1.05 per pound for the period March 1, 1997, through February 28, 1998. No premium was paid for this contract.

The Company uses variable rate credit lines to finance a portion of its working capital requirements. Borrowings under those credit lines fluctuate throughout the year. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on these borrowings. The Company is party to three separate interest rate cap agreements. Under two agreements, the Company is protected against interest rate increases above 6.0% LIBOR on $10 million of floating rate debt through March 1998. Under the other agreement, the Company is protected against interest rate increases above 7.0% deutsche mark LIBOR on DM 20 million of floating rate debt through December 1999. Premiums paid for interest rate cap agreements are amortized to interest expense over the term of the agreements. Unamortized premiums are included in other assets, net in the consolidated balance sheet. On the last day of February, 1997 and 1996, unamortized premiums amounted to $328 and $536, respectively.

Counterparties to all of these financial instruments are major financial institutions. Credit loss from counterparty nonperformance is not anticipated.

NOTE H:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments.

The last day of February                   1997                   1996
                                    -------------------   -------------------
                                    Carrying     Fair     Carrying      Fair
                                     Amount     Value       Amount     Value
                                    -------    --------     ------    ------
FINANCIAL ASSETS
   Other assets, net                $   328   $     41    $    536   $   237
   Currency contracts                  (471)      (471)         --        22
   Commodity                             --         79          --        --

FINANCIAL LIABILITIES
   Long-term debt                   $37,029   $ 36,358    $ 46,844   $47,395

The carrying amounts shown above are included in the consolidated balance sheet.

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

CURRENCY AND COMMODITY CONTRACTS: The fair value of foreign currency and commodity contracts (used for hedging) is estimated by obtaining quotes from the financial institution which is counterparty to the contracts.

LONG-TERM DEBT: The fair value of the Company's long-term debt excludes capitalized leases. The estimated fair value is based on the current rates available to the Company for debt with the same remaining maturities, using the discounted cash flow method.

NOTE I:  LEASES

The Company leases automobiles, machinery and equipment, including computers, under noncancelable operating leases which expire over the next eight years. Renewal and escalation clauses are not significant. Rent expense was $3,787, $2,778 and $2,229 for fiscal 1997, 1996 and 1995, respectively.

Land, buildings and equipment include capitalized leases of $6,245 and $6,279 less accumulated amortization of $4,145 and $4,866 as of the last day of February 1997 and 1996, respectively.

Future minimum lease payments under capitalized and long-term noncancelable operating leases are as follows:

                                          Capitalized        Operating
                                             Leases            Leases
                                          ------------      ------------
1998                                      $      748        $   2,208
1999                                             563            1,292
2000                                             563              664
2001                                             470              361
2002                                              --              176
Thereafter                                        --              262
                                          ----------        ---------
Total minimum lease payments              $    2,344        $   4,963
                                                            =========
Less amount representing interest                313
                                          ----------
Total obligations under capitalized
  leases                                  $    2,031
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

NOTE K:  STOCK BASED COMPENSATION PLANS

STOCK OPTION PLANS

In June 1995, the stockholders approved the 1995 Stock Incentive Plan and the 1995 Nonemployee Director Stock Option Plan and reserved for distribution 900,000 and 100,000 shares of Class A Common Stock, respectively. The Stock Incentive Plan also has available for awards 133,560 shares remaining under the Company's 1982 Stock Option Plan.

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

Under the terms of the 1995 Nonemployee Director Stock Option Plan, each nonemployee director in office on adjournment of the Company's annual meeting automatically receives a non-qualified stock option to purchase the whole number of shares of Class A Common Stock equal to the amount of the nonemployee director's annual retainer divided by the fair market value of a share of Class A Common Stock on that date. Stock options are exercisable in installments but not prior to twelve months nor later than ten years after the grant date.

The following table summarizes the transactions pursuant to the Company's stock option plans for the three-year period ended February 28, 1997:

                         Options Outstanding         Exercisable Options
                        ---------------------       ----------------------
                                 Weighted Avg.               Weighted Avg.
                        Shares   Exercise Price     Shares   Exercise Price
                        ------   --------------     ------   --------------
February 28, 1994      155,886          $5.14
   Exercised           (49,106)          4.50
                       -------           ----
February 28, 1995      106,780           5.43       88,653            $5.01
                       -------           ----
   Granted             122,722          14.97
   Exercised           (28,472)          5.21
   Cancelled           (15,334)         14.07
                       -------          -----
February 29, 1996      185,696          11.06       75,794             5.45
                       -------          -----
   Granted             285,377           9.42
   Exercised           (46,972)          4.54
   Cancelled           (11,596)         10.21
   Expired              (4,000)          4.13
                       -------           ----
February 28, 1997      408,505         $10.76       61,040           $11.89
                       =======         ======

                                                            Exercisable Options at
   Options Outstanding at February 28, 1997                   February 28, 1997
-----------------------------------------------       ---------------------------------
                                     Wtd. Avg.
                                     Remaining        Wtd. Avg.               Wtd. Avg.
  Range of                           Contractual      Exercise                 Exercise
Exercise Prices         Shares       Life (Years)     Price     Shares         Price
---------------         ------       ------------     -----     ------      -----------
    $7.50               25,002           0.2          $7.50     25,002      $     7.50
$9.25 to $15.25         383,503          9.0          10.97     36,038           14.93
                        -------          ---          -----     ------      ----------
                        408,505         8.4           $10.76    61,040      $    11.89
                        =======         ===           ======    ======      ==========

EMPLOYEE STOCK PURCHASE PLANS

The Company sponsors an Employee Stock Purchase Plan that allows eligible employees to contribute a portion of their pay towards the purchase of the Company's Common Stock. Up through December 31, 1996, the program was governed by the 1980 Employee Stock Purchase Plan. Under the plan, 35,292, 33,453 and 26,689 shares were issued at $9.26, $9.26 and $9.98 per share during fiscal 1997, 1996 and 1995, respectively.

In June, 1996, the stockholders approved the 1996 Employee Stock Purchase Plan (1996 Plan) to replace the 1980 Plan, effective January 1, 1997. Under the 1996 Plan, an aggregate of 400,000 shares of Class A Common Stock may be sold plus 29,196 shares remaining under the 1980 Plan. The Compensation Committee of the Board of Directors administers the plan and has the authority to establish the annual purchase price and contribution levels within the limitations provided by the plan. For the initial plan year beginning January 1, 1997, the Compensation Committee approved 50,000 shares for issuance, set the purchase price at 95% and limited the maximum employee contribution to $5 thousand dollars. At February 28, 1997, 429,196 shares are available for issuance under the plan.

ACCOUNTING

Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" applies to the Company for the fiscal year ended the last day of February 1997. SFAS No. 123 requires a fair value-based method to determine the costs of such plans. As allowed by the new standard, the Company continued to account for its stock-based compensation plans under the prior standard of Accounting Principles Board (APB) Opinion No. 25. Had compensation costs been determined consistent with SFAS No. 123, the Company's pro-forma net income and earnings per share would have been $11.0 million and $.90, respectively, for fiscal 1996 and $15.4 million and $1.25, respectively, for fiscal 1997. Because SFAS No. 123 does not apply to options granted prior to March 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

The weighted average estimated fair value of options granted during fiscal 1996 and 1997 was $7.47 and $5.49, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1996 and 1997, respectively: risk-free interest rate of 6.33% and 6.45%; expected lives of 6.70 years and 7.45 years; expected volatility of 43.8% and 46.8%;
and no dividends for either year.

NOTE L:  EMPLOYEE BENEFIT PLANS

BONUS, DEFERRED COMPENSATION, PROFIT SHARING AND RETIREMENT PLANS

The Company and its operating entities have various bonus, deferred compensation, profit sharing and retirement plans. The Company's bonus plans cover qualified management employees. The payouts of these bonus plans are based on attainment of operating results and other key performance goals. The established Company profit sharing plan covers substantially all employees for the domestic operating entities and is qualified under Section 401(k) of the Internal Revenue Code. It allows for employee and employer contributions. Certain key foreign employees are eligible for a one-time, lump sum payment on retirement or involuntary termination, the amounts of which are accrued over the employee's estimated service. During fiscal 1997, 1996 and 1995, the expenses for these plans were $4,630, $2,980 and $4,075, respectively.

Effective January 1, 1996, the Company established a non-qualified, unfunded deferred compensation program. The program allows designated employees to elect to defer a portion of their annual incentives and base pay for periods of five years to retirement. Participants are provided the same investment options as for the separate 401(k) plan. Any distributions payable under the program are paid from the general assets of the Company. Amounts deferred by participants as of February 28, 1997 were not significant.

NOTE M:  SEGMENT INFORMATION

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

Principal products sold by business segment are summarized as follows:

                                       Automotive  Computer    C&C
                                       ----------  ---------   ---
Switches                                   X           X        X
Semiconductors                             X           X        X
Keyboards and related products                         X
Electronic controls and displays           X                    X

Two Automotive Market customers individually account for 18.4% and 12.9% of consolidated net sales in fiscal 1997,16.4% and 12.5% in fiscal 1996 and 13.9% and 13.8% in fiscal 1995. Prior to fiscal 1995, no customer accounted for more than 10% of net sales.

The Company's principal international operations are conducted in Western Europe with other operations, primarily sales offices, located in Hong Kong, Australia and Japan.

Prior to 1996, export sales were less than 10% of consolidated sales. In fiscal 1997 and 1996, export sales from the Company's U.S. operations to unaffiliated customers were approximately 11% and 10% of consolidated sales, respectively. Export sales were to the following geographic areas:

                                          Fiscal 1997  Fiscal 1996
                                          -----------  -----------
   Canada                                 $ 16,140     $  13,928
   Europe                                   13,746        11,612
   Far East                                  5,744         7,375
   Mexico, Central and South America        12,217         7,302
   Other                                     1,420         1,112
                                          --------     ---------
      Total export sales                  $ 49,267     $  41,329
                                          ========     =========

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

BUSINESS SEGMENT INFORMATION
                                                               Consumer &    Eliminations
Fiscal Year                          Automotive   Computer     Commercial     & Corporate   Consolidated
                                     ----------   --------     -----------    -----------   ------------
1997
   Sales to unaffiliated customers    $ 215,066    $ 116,051   $108,475     $          --   $    439,592
   Intersegment sales                     2,705       25,386      6,315           (34,406)            --
      Total net sales                   217,771      141,437    114,790           (34,406)       439,592
   Earnings from operations              14,461        9,034      5,977            (3,673)        25,799
   Identifiable assets                  135,161       82,481     61,841            16,163        295,646
   Capital expenditures, net             16,270       13,637      8,890                --         38,797
   Depreciation                          13,705        7,667      6,535                --         27,907

1996
   Sales to unaffiliated customers    $ 192,655    $ 124,773   $107,253     $          --   $    424,681
   Intersegment sales                     2,496       22,923      8,197           (33,616)            --
      Total net sales                   195,151      147,696    115,450           (33,616)       424,681
   Earnings from operations               4,649        6,930      7,442            (3,269)        15,752
   Identifiable assets                  124,493       88,652     70,264            19,930        303,339
   Capital expenditures, net             24,933       15,367     10,564                --         50,864
   Depreciation                          10,693        7,120      5,593                --         23,406

1995
   Sales to unaffiliated customers    $ 145,768    $ 107,347   $ 86,122     $          --   $    339,237
   Intersegment sales                     1,620       16,133      5,014           (22,767)            --
      Total net sales                   147,388      123,480     91,136           (22,767)       339,237
   Earnings from operations              10,687        9,865      5,284            (2,438)        23,398
   Identifiable assets                  105,924       77,036     58,702            19,531        261,193
   Capital expenditures, net             25,928        9,026      9,782                --         44,736
   Depreciation                           7,493        6,733      4,499                43         18,768

GEOGRAPHIC AREA INFORMATION
                                        United                   Eliminations
Fiscal Year                             States    International   & Corporate   Consolidated
                                        ------    -------------   -----------   ------------
1997
   Sales to unaffiliated customers   $  270,717   $    168,875    $      --     $    439,592
   Transfers between areas                5,862         28,544      (34,406)              --
     Total net sales                    276,579        197,419      (34,406)         439,592
   Earnings from operations              19,630          9,747       (3,578)          25,799
   Identifiable assets                  164,909        114,074       16,663          295,646

1996
   Sales to unaffiliated customers   $  248,911   $    175,770    $      --     $    424,681
   Transfers between areas                4,480         29,136      (33,616)              --
     Total net sales                    253,391        204,906      (33,616)         424,681
   Earnings from operations              12,997          5,758       (3,003)          15,752
   Identifiable assets                  153,903        129,137       20,299          303,339

1995
   Sales to unaffiliated customers   $  196,633   $    142,604    $      --     $    339,237
   Transfers between areas                3,035         19,732      (22,767)              --
     Total net sales                    199,668        162,336      (22,767)         339,237
   Earnings from operations              16,446          9,380       (2,428)          23,398
   Identifiable assets                  127,311        114,161       19,721          261,193

Net assets, including intercompany balances, of foreign subsidiaries and affiliates were $70,377 (1997), $74,662 (1996), and $70,147 (1995) at each respective year end.

QUARTERLY DATA (UNAUDITED)
                                         GROSS          NET        EARNINGS
FISCAL YEAR             NET SALES        MARGIN      EARNINGS     PER SHARE
1997 IN TOTAL           $  439,592     $  119,186   $    15,914   $    1.29
   BY QUARTERS
    Fourth                 108,781         29,276         4,023         .32
    Third                  116,733         35,097         7,181         .58
    Second                 102,377         25,438         1,505         .12
    First                  111,701         29,375         3,205         .26

1996 IN TOTAL           $  424,681     $  105,189   $    11,251   $     .92
   BY QUARTERS
    Fourth                 109,983         26,971         2,311         .19
    Third                  107,242         25,496         3,145         .26
    Second                  99,055         23,459         1,531         .12
    First                  108,401         29,263         4,264         .35

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification and information as to Directors is incorporated herein by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

Information concerning the executive officers is set forth at the end of Item 1 in Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation under the caption "Compensation" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is set forth under the caption "Stock Ownership Information" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Employment Contracts and Change of Control Agreements" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

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

  (a)     3.   EXHIBITS                           See Index to Exhibits

  (b)          REPORTS ON FORM 8-K

   There were no reports on Form 8-K filed in the last quarter of the Registrant's fiscal year ended the last day of February 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE CHERRY CORPORATION

Date    May 20, 1997                 By   /s/ Dan A. King
                                        ------------------------
                                              Dan A. King
                                        Vice President of Finance,
                                        Treasurer and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of May 20, 1997:

         Signature                               Title
--------------------------           ---------------------------

By   /s/Peter B. Cherry                 Chairman of the Board,
  -------------------------             President and Director
        Peter B. Cherry                 (principal executive officer)

By   /s/Dan A. King                     Vice President of Finance,
  ------------------------              Treasurer and Secretary
        Dan A. King                     (principal financial officer)

By   /s/Kevin G. Powers                 Corporate Controller and
  -------------------------             Assistant Secretary
        Kevin G. Powers                 (principal accounting officer)

By   /s/Alfred S. Budnick               Vice President, President of
  -------------------------             Cherry Semiconductor Corporation
        Alfred S. Budnick                      and Director

By   /s/Charles W. Denny                       Director
  -------------------------
      Charles W. Denny

By   /s/Peter A. Guglielmi                     Director
  -------------------------
     Peter A. Guglielmi

By   /s/Thomas L. Martin, Jr                   Director
  --------------------------
     Dr. Thomas L. Martin, Jr.

By   /s/Robert B. McDermott                    Director
  -------------------------
     Robert B. McDermott

By   /s/W. Ed Tyler                            Director
  ------------------------
        W. Ed Tyler

By   /s/Henry J. West                          Director
  -------------------------
       Henry J. West

                             THE CHERRY CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED THE LAST DAY OF FEBRUARY 1997, 1996 AND 1995
                             (Dollars in Thousands)
                         Balance                      (A)         Balance
                        Beginning    Charged to    Additions      Close of
                        of Period      Expense     (Deductions)   Period
                        ---------    ----------    ------------   -------
Allowance for Doubtful
   Accounts:

1997                    $ 1,935      $ 1,247       $ (937)        $ 2,245
                        =======      =======       =======        =======

1996                    $ 1,818      $   301       $ (184)        $ 1,935
                        =======      =======       =======        =======

1995                    $ 1,368      $   293       $  157         $ 1,818
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

4. a.Multicurrency Credit Agreement as of May 12, 1995 among The Cherry Corporation, the banks party thereto and Harris Trust and Savings Bank as agent, filed as Exhibit 4 to Form 8-K dated May 19, 1995 and is incorporated herein by reference.
       Note Agreement as of July 15, 1995 between The Cherry Corporation and
          Nationwide Life Insurance Company and Employers Life Insurance Company of Wasua, filed as Exhibit 4 to Form 8-K dated October 10, 1995 and is incorporated herein by reference.
     c.Other instruments defining the rights of holders of other long-term debt of the Registrant are not filed as exhibits because the debt authorized under any such instrument does not exceed 10% of consolidated total assets as of the last day of February, 1997.
          Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

10. a.Employee Stock Purchase Plan, filed as Exhibit A to the Registrant's Proxy Statement for 1980 Annual Meeting of Stockholders is incorporated herein by reference. (1)
     b.1982 Stock Option Plan, filed as Exhibit A to the Registrant's Proxy Statement for 1982 Annual Meeting of Stockholders is incorporated herein by reference. (1)
     c.Release and final settlement agreement dated May 4, 1992 on agreement for purchase and sale of assets dated May 31, 1991 filed as Exhibit 10.c. to 1992 Form 10-K is incorporated herein by reference. (1)
     d.Executive agreement dated May 26, 1992, between Cherry Semiconductor
          Corporation and Alfred S. Budnick filed as Exhibit 4d to 1993 Form 10-K is incorporated herein by reference (1).
     e.1995 Stock Incentive Plan, filed as Exhibit A to the Registrant's Proxy Statement for 1995 Annual Meeting of Stockholders is incorporated herein by reference. (1)
     f.1995 Nonemployee Director Stock Option Plan, filed as Exhibit B to the Registrant's Proxy Statement for 1995 Annual Meeting of Stockholders is incorporated herein by reference. (1)
     g.1996 Employee Stock Purchase Plan, filed as Exhibit A to the
          Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference. (1)

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

                          THE CHERRY CORPORATION                  Exhibit 11
                    COMPUTATION OF EARNINGS PER SHARE             Page 1 of 2
                  (In Thousands, except Per Share Information)
                                           Year Ended Last Day of February
PRIMARY EARNINGS PER SHARE                 1997        1996         1995
Net earnings                              $  15,914   $  11,251   $  14,823
                                          =========   =========   =========
Weighted average number of shares
 outstanding                             12,366,471  12,287,459  10,882,950

Primary Earnings per Share:
 Net earnings                             $    1.29   $     .92   $    1.36
                                          =========   =========   =========
Additional Primary Computation:
 Weighted average shares outstanding
   per primary computation above         12,366,471  12,287,459  10,882,950
 Add dilutive effect of stock options
   determined by the treasury stock
   method                                    61,789      53,545      80,970
                                          ---------   ---------   ---------
 Weighted average shares outstanding as
   adjusted                              12,428,260  12,341,004  10,963,920
                                         ==========  ==========  ==========

Primary earnings per share, as adjusted:
 Net earnings (a)                         $    1.28   $     .91   $    1.35
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

                          THE CHERRY CORPORATION                  Exhibit 11
                    COMPUTATION OF EARNINGS PER SHARE             Page 2 of 2
                  (In Thousands, except Per Share Information)
                                           Year Ended Last Day of February
FULLY DILUTED EARNINGS PER SHARE           1997        1996         1995

Net earnings                              $  15,914   $  11,251   $  14,823
                                          =========   =========   =========
Weighted average number of shares
 outstanding                             12,366,471  12,287,459  10,882,950

Fully Diluted Earnings per Share:
 Net earnings                             $    1.29   $     .92   $    1.36
                                          =========   =========   =========
Additional Fully Diluted Computation:
 Weighted average shares outstanding per
   fully diluted computation above       12,366,471  12,287,459  10,882,950
 Add dilutive effect of stock options
   determined by the treasury stock
   method                                   104,411      54,087      81,394
                                          ---------   ---------   ---------
 Weighted average shares outstanding as
   adjusted                              12,470,882  12,341,546  10,964,344
                                         ==========  ==========  ==========

Fully diluted earnings per share, as adjusted:
 Net earnings (a)                         $    1.28   $     .91   $    1.35
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

                          THE CHERRY CORPORATION                  Exhibit 21
                         SUBSIDIARIES OF THE REGISTRANT


                                                STATE OR COUNTRY
NAME OF SUBSIDIARY/DIVISION                      OF ORGANIZATION
---------------------------                     -------------------

Cherry Electrical Products (1)
   Waukegan, Illinois                           Not Applicable

Cherry Semiconductor Corporation
   East Greenwich, Rhode Island                 State of Rhode Island

Cherry Semiconductor International, Inc.
   East Greenwich, Rhode Island                 State of Rhode Island

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

Cherry de Mexico, S.A. de C.V.
   Juarez, Mexico                               Mexico

(1) Cherry Electrical Products is the only division of The Cherry Corporation. The remaining company's listed above are subsidiaries. All entities conduct business in the name indicated.

                     Consent of Independent Public Accountants    Exhibit 23



As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into The Cherry Corporation's previously filed Registration Statements, File Nos. 2-93004 and 33-63881.



                                             Arthur Andersen LLP
                                             -------------------
                                             Arthur Andersen LLP

Chicago, Illinois