Form 10-Q
period 1997-05-31
CHERRY CORP
filed 1997-07-03
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10Q




     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 1997

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

Number of Common Shares outstanding as of May 31, 1997:
    7,679,620 shares of Class A Common
    4,762,564 shares of Class B Common

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                     May 31,    February 28,
                                                       1997         1997
                                                   (Unaudited)    (Note 1)
                                                   -----------    --------
ASSETS:
   Cash and equivalents                            $   5,385      $  6,215
   Receivables, net of allowances                     57,508        57,118
   Inventories (Note 2)                               53,920        54,786
   Prepaid expenses and other current assets           8,176         6,734
                                                   ---------      --------
         Total Current Assets                        124,989       124,853

   Land, buildings and equipment, net                158,793       159,267

   Investment in affiliates and other assets, net     11,958        11,526
                                                   ---------      --------

TOTAL ASSETS                                       $ 295,740      $295,646
                                                   =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Short-term debt                                 $  23,454      $ 23,806
   Accounts payable                                   17,982        17,803
   Payroll related accruals                           13,405        11,833
   Other accruals                                     13,093        13,574
   Income taxes, net                                   2,239           566
   Current maturities of long-term debt                1,924         2,051
                                                   ---------      --------
         Total Current Liabilities                    72,097        69,633

   Long-term debt                                     29,528        37,009

   Deferred income taxes, net and deferred credits    20,855        20,928

   Stockholders' Equity:
      Class A Common stock                             7,680         7,667
      Class B Common stock                             4,762         4,750
      Additional paid-in capital                      42,021        41,858
      Retained earnings                              114,877       110,357
      Cumulative translation adjustments               3,920         3,444
                                                   ---------      --------
         Total Stockholders' Equity                  173,260       168,076
                                                   ---------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 295,740      $295,646
                                                   =========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (Dollars in Thousands Except Share Data)
                                                  Three Months Ended
                                                        May 31,
                                                  --------------------
                                                    1998        1997
                                                  --------   ---------
Net Sales                                         $ 114,535  $ 111,701

Cost of Products Sold                                82,010     82,326
                                                  ---------  ---------

  Gross Profit                                       32,525     29,375

Engineering, Distribution and
  Administrative Expenses                            24,551     23,545
                                                  ---------  ---------

  Earnings from Operations                            7,974      5,830

  Other Income, Net                                      98        315
                                                  ---------  ---------

Earnings Before Interest and Taxes                    8,072      6,145

Interest Expense, Net                                   853      1,097
                                                  ---------  ---------

Earnings before Income Taxes                          7,219      5,048

Income Tax Provision                                  2,699      1,843
                                                  ---------  ---------

Net Earnings                                      $   4,520  $   3,205
                                                  =========  =========

Earnings per Share                                $     .36  $     .26
                                                  =========  =========

Average Shares Outstanding                       12,429,122 12,338,837
                                                 ========== ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                                 Three Months Ended May 31,
                                                 --------------------------
                                                    1997            1996
                                                 ----------       ---------
Net Cash Provided by Operating Activities        $  14,249        $  10,353

Cash Flows from Investing Activities:
   Expenditures for Land, Buildings and Equipment   (7,287)         (10,474)
   Other, net                                          (20)              11
                                                 ---------        ---------
Net Cash Used by Investing Activities               (7,307)         (10,463)
                                                 ---------        ---------

Cash Flows From Financing Activities:
   (Decrease) in Short-term Debt                      (352)          (1,848)
   Increase(Decrease) in Domestic Revolver and
      Uncommitted Credit Facilities                 (7,000)           1,000
   Principal Payments on Long-term Debt               (608)            (691)
   Equity and Other Transactions                       188               60
                                                 ---------        ---------
Net Cash (Used) Provided by Financing Activities    (7,772)          (1,479)
                                                 ---------        ---------

Effect of Exchange Rate Changes on Cash Flows           --              100
                                                 ---------        ---------

Net (Decrease) Increase in Cash and Equivalents       (830)          (1,489)
Cash and Equivalents, at Beginning of Year           6,215            4,213
                                                 ---------        ---------
Cash and Equivalents, at End of Period           $   5,385        $   2,724
                                                 =========        =========

The accompanying notes are in integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of May 31, 1997, and the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three months ended May 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 1997, and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1997 Annual Report to Stockholders. The results of operations for the three months ended May 31, 1997 are not necessarily indicative of the operating results for a full year.

2.   INVENTORIES

     Inventory values were as follows:

                              May 31,        February 28,
                                1997           1997
                              ---------      ---------


     Finished Goods           $  13,262       $ 14,506
     Work-in-Process             19,482         19,121
     Component Parts             10,342         10,244
     Raw Materials               10,834         10,915
                              ---------       --------
                              $  53,920       $ 54,786
                              =========       ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

The company achieved new sales and net earnings records for any first quarter. Sales and net earnings for the first quarter of fiscal 1998 were $114.5 million and $4.5 million, respectively. Net earnings increased 41.0 percent over the prior year's first quarter on a comparable period increase in sales of 2.5 percent. Sales by domestic operations increased 10.5 percent with the company's semiconductor operation reporting an 18.6 percent increase. Although sales by foreign operations were 2.5 percent higher in local currency, primarily German Marks, they were $5.3 million lower when translated into current U.S. dollars, resulting in a decline of 9.5 percent. The first quarter sales record was achieved despite the negative impact from foreign currency translation noted above and various strikes at one of our U.S. automotive customers. These strikes resulted in approximately $1.2 million of lower sales than expected for the first quarter of the current year. The first quarter of the prior year also had lower sales of approximately $1.0 million due to a labor strike at General Motors. It is anticipated, due to the current general automotive market conditions, that the delayed first quarter sales noted above may not be recovered in subsequent quarters of the current year.

The consolidated operating profit margin for the first quarter of the current year increased to 7.0 percent of sales from 5.2 percent for the comparable period of the prior year. Consolidated gross margin increased to 28.4 percent of sales for the current year first quarter versus 26.3 percent for the comparable quarter of the prior year. Operating expenses for the first quarter of the current year increased slightly to 21.4 percent of sales from 21.1 percent in the prior year. The increase is attributable to higher engineering expense at our domestic operations, primarily for personnel and related expenses on research and new product development activities. Increased sales volume, particularly at the company's semiconductor operation, as well as continued improvements in manufacturing efficiency resulted in the improved margins noted above.

Consolidated net interest expense for the first quarter of $853 thousand decreased 22.2 percent over the comparable period of the prior year primarily as a result of lower debt levels.

Other income of $98 thousand for the current year first quarter declined $217 thousand from the comparable quarter of the prior year. The decline resulted primarily from lower customer tooling and joint venture income.

The consolidated effective income tax rate is 37.4 percent for the current year versus 36.5 percent for the comparable period of the prior year. The income tax rate for the current year is higher primarily because of higher state taxes combined with lower foreign tax credits.

The company normally experience a seasonal slowdown in orders and sales in the second quarter. This traditionally results from customer plant shutdowns for model changeovers in the automotive and appliance markets and from summer vacations.

Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation could have an impact on future sales, earnings, and financial position of the Company as denominated in U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currencies (primarily German Marks). At May 31, 1997, the U.S. dollar equivalent of forward contracts outstanding approximated $7.1 million.

Liquidity and Capital Resources

As of May 31, 1997, the consolidated debt to capital ratio decreased to 24.1 percent from 27.2 percent at February 28, 1997.

Consolidated operations generated $14.3 million in cash for the first quarter ended May 31, 1997. Miscellaneous equity and other transactions provided an additional $200 thousand in cash.

Of the funds generated above, $7.3 million was invested in buildings and equipment, with $4.1 million for domestic operations and $3.2 million for foreign locations. The Company also repaid $7.0 million under the domestic revolver, $400 thousand of short-term debt and $600 thousand of other long term debt.

As a result of the above, cash at May 31, 1997 was reduced to a balance of $5.4 million from $6.2 million at February 28, 1997.

Capital expenditures are expected to continue at a moderate level of approximately 8 percent to 10 percent of sales. The capital expenditure rate may be revised further as sales growth estimates are updated. Operations are expected to generate enough cash to fund capital expenditures and still maintain an acceptable debt to capital ratio. Existing credit facilities and bank lines should be sufficient, together with internally generated cash, to finance the Company's operations.

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


                                   THE CHERRY CORPORATION
                                       (Registrant)



DATE:  July 3, 1997                By:/s/Dan A. King
                                      -----------------------
                                       Dan A. King
                                   V.P. of Finance, Secretary
                                      and Treasurer