Form 10-Q
period 1997-08-31
CHERRY CORP
filed 1997-10-07
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10Q



     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 31, 1997

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

Number of Common Shares outstanding as of August 31, 1997:
    7,684,983 shares of Class A Common
    4,762,564 shares of Class B Common

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                    August 31,  February 28,
                                                       1997         1997
                                                   (Unaudited)    (Note 1)
                                                   -----------    --------
ASSETS:
   Cash and equivalents                            $   7,048      $  6,215
   Receivables, net of allowances                     53,250        57,118
   Inventories (Note 2)                               53,741        54,786
   Income taxes, net                                     881            --
   Prepaid expenses and other current assets           7,520         6,734
                                                   ---------      --------
         Total Current Assets                        122,440       124,853

   Land, buildings and equipment, net                156,008       159,267

   Investment in affiliates and other assets, net     12,454        11,526
                                                   ---------      --------

TOTAL ASSETS                                       $ 290,902      $295,646
                                                   =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Short-term debt                                 $  23,437      $ 23,806
   Accounts payable                                   15,998        17,803
   Payroll related accruals                           11,863        11,833
   Other accruals                                     13,732        13,574
   Income taxes, net                                      --           566
   Current maturities of long-term debt                1,782         2,051
                                                   ---------      --------
         Total Current Liabilities                    66,812        69,633

   Long-term debt                                     31,613        37,009

   Deferred income taxes, net and deferred credits    19,337        20,928

   Stockholders' Equity:
      Class A common stock                             7,685         7,667
      Class B common stock                             4,763         4,750
      Additional paid-in capital                      42,065        41,858
      Retained earnings                              116,821       110,357
      Cumulative translation adjustments               1,806         3,444
                                                   ---------      --------
         Total Stockholders' Equity                  173,140       168,076
                                                   ---------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 290,902      $295,646
                                                   =========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (Dollars in Thousands except Share Data)
                                     Three Months Ended       Six Months Ended
                                         August 31,              August 31,
                                    ---------------------   ---------------------
                                      1997        1996        1997        1996
                                    ---------   ---------   ---------   ---------
Net sales                           $ 105,776   $ 102,377   $ 220,311   $ 214,078

Cost of products sold                  77,775      76,939     159,785     159,265
                                    ---------   ---------   ---------   ---------

   Gross profit                        28,001      25,438      60,526      54,813

Engineering, distribution and
   administrative expenses             24,711      22,706      49,262      46,251
                                    ---------   ---------   ---------   ---------

   Earnings from operations             3,290       2,732      11,264       8,562

   Other income, net                      429         526         527         841
                                    ---------   ---------   ---------   ---------

Earnings before interest and taxes      3,719       3,258      11,791       9,403

Interest expense, net                     677         946       1,530       2,043
                                    ---------   ---------   ---------   ---------

Earnings before income taxes            3,042       2,312      10,261       7,360

Income tax provision                    1,098         807       3,797       2,650
                                    ---------   ---------   ---------   ---------

Net earnings                        $   1,944   $   1,505   $   6,464   $   4,710
                                    =========   =========   =========   =========

Earnings per share                  $     .16   $     .12   $     .52   $     .38
                                    =========   =========   =========   =========

Average shares outstanding         12,444,112  12,368,642  12,436,617  12,353,740
                                   ==========  ==========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                                 Six Months Ended August 31,
                                                 ---------------------------
                                                    1997            1996
                                                 ----------       ---------
Net cash provided by operating activities        $  22,351        $  21,647

Cash flows from investing activities:
   Expenditures for land, building
      and equipment                                (16,498)         (23,907)
   Proceeds from sales of land, building
      and equipment                                     --              374
   Dividend from joint venture affiliate                --            1,050
   Other, net                                         (624)              74
                                                 ---------        ---------
Net cash used by investing activities              (17,122)         (22,409)
                                                 ---------        ---------

Cash flows from financing activities:
   Increase (decrease) in short-term debt              987            1,894
   (Decrease) in domestic revolver and
      uncommitted credit facilities                 (7,000)          (2,000)
   Proceeds from long-term debt                      2,874               --
   Principal payments on long-term debt             (1,086)            (215)
   Other equity transactions                           238              150
                                                 ---------        ---------
Net cash used by financing activities               (3,987)            (171)
                                                 ---------        ---------

Effect of exchange rate changes on cash flows         (409)             (35)
                                                 ---------        ---------

Net (decrease) increase in cash and equivalents        833             (968)
Cash and equivalents, at beginning of year           6,215            4,213
                                                 ---------        ---------
Cash and equivalents, at end of period           $   7,048        $   3,245
                                                 =========        =========

The accompanying notes are in integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of August 31, 1997, and the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three and six months ended August 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1997, and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1997 Annual Report to Stockholders. The results of operations for the three and six months ended August 31, 1997 are not necessarily indicative of the operating results for a full year.

2.   INVENTORIES

     Inventory values were as follows:

                              August 31,     February 28,
                                1997           1997
                              ---------      ---------
     Finished goods           $  13,518      $ 14,506
     Work-in-process             19,181        19,121
     Component parts             10,234        10,244
     Raw materials               10,808        10,915
                              ---------      --------
                              $  53,741      $ 54,786
                              =========      ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Second quarter sales of $105.8 million for fiscal 1998 established a new record and were 3.3 percent higher than the same quarter of the prior year. Second quarter sales by domestic operations increased 5.8 percent. The Company's semiconductor operation recorded a 15.3 percent increase, while sales at other domestic operations were essentially flat. The significant increase at our semiconductor operation results primarily from increased demand for computer market products and continued strong demand for automotive market integrated circuits. Although current year second quarter sales by our foreign operations were 17.8 percent higher in local currency, when translated into U.S. dollars the result was a 1.0 percent decline. Increased penetration of our products into the European automotive market resulted in the higher sales in local currency.

Record sales of $220.3 million for the current year six month period were 2.9 percent higher than the comparable period of the prior year. Sales by domestic operations increased 8.2 percent, while foreign operations decreased 5.6 percent in U.S. dollars. Foreign sales increased 9.5 percent in local currency.

Consolidated operating profit for the second quarter of the current year increased to 3.1 percent of sales from 2.7 percent for the comparable period of the prior year. The increase comes primarily from higher gross margins, with some offset for higher operating expenses. Higher sales volume at the company's semiconductor operation and overseas, together with continuous cost reduction efforts at all locations, have improved gross margins,. Higher engineering expenses primarily for new product development activities have increased operating expenses.

The year-to-date consolidated operating margin of 5.1 percent of sales for fiscal 1998 improved from 4.0 percent in the prior year based upon the strength of results in both the first and second quarter.

Consolidated interest expense for the current year second quarter declined 28.4 percent primarily as a result of lower debt levels. Six month interest expense for the current year is also lower for the same reason.

Consolidated other income for the current year second quarter and six months
decreased $97   thousand and $314 thousand, respectively, from the comparable prior year periods. The decreases resulted primarily from lower customer tooling and joint venture income.

The consolidated effective income tax rate of 37.0 percent for the current year six month period is higher than the 36.0 percent rate for the comparable period of the prior year. The rate increased primarily from higher state income taxes and lower foreign tax credits.

Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation could have an impact on future sales, earnings, and financial position of the Company as denominated in U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currencies (primarily German Marks). At August 31, 1997, the U.S. dollar equivalent of forward contracts outstanding approximated $4.5 million.

Liquidity and Capital Resources

The Company's consolidated debt to capital ratio declined slightly to 24.7 percent at August 31, 1997 from 27.2 percent at February 28, 1997. Consolidated operations generated $22.3 million in cash for the six month period ended August 31, 1997. Additional cash was provided by proceeds from long-term debt of $2.9 million, $1.0 million from an increase in short-term debt and $238 thousand from miscellaneous equity transactions.

Of the funds generated above, $16.5 million was invested in buildings and equipment and $624 thousand in other assets. Domestic operations invested $9.2 million in buildings and equipment while foreign locations invested $7.3 million. The Company also repaid $7.0 million under the domestic revolver and $1.1 million of other long-term debt. The effect of exchange rate changes reduced cash flow $409 thousand.

As a result of the above, cash increased to $7.0 million at August 31, 1997 from $6.2 million at February 28, 1997.

Capital expenditures are expected to continue at a level of approximately 8 percent to 10 percent of sales. The capital expenditure rate may be revised further as sales growth estimates are updated. Operations are expected to generate enough cash to fund capital expenditures and still maintain an acceptable debt to capital ratio. During the second quarter ended August 31, 1997, one uncommitted, unsecured credit facility was increased from $3 million to $5 million with the same underlying rate terms. Two other uncommitted, unsecured credit facilities totaling $20 million expired and were not renewed. As a result of these changes, there are two uncommitted, unsecured credit facilities available totaling $23 million. The Company is negotiating a third uncommitted, unsecured credit facility for $10 million with terms comparable to existing facilities. This new facility is expected to be completed in October 1997. Existing credit facilities and bank lines should be sufficient, together with internally generated cash, to finance the Company's operations.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: The statements made above with respect to the Company's cash flow and liquidity are forward looking (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933 as amended). Because these forward looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such statements. Factors that could cause actual results to differ materially include, but are not limited to: lower sales growth estimates and there impact on profits and cash flow from operations; disruptions to the continuation of existing operations caused by external factors such as strikes at major customers or suppliers, or natural disasters; economic recessions in North America or Europe; and other factors listed in the Company's Form 8-K dated September 15, 1997.

                    THE CHERRY CORPORATION AND SUBSIDIARIES

                          PART II.   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
      (a)  The annual meeting of stockholders was held on June 19, 1997.
      (b) Eight directors were elected and received the following Class B stockholder votes:

                                       For           Withheld
                                    ---------       ----------
       1. Peter B. Cherry           4,458,101         214,327
       2. Alfred S. Budnick         4,458,186         214,242
       3. Thomas L. Martin, Jr.     4,458,201         214,227
       4. Robert B. McDermott       4,458,201         214,227
       5. Peter A. Guglielmi        4,457,201         215,227
       6. Charles W. Denny          4,457,201         215,227
       7. W. Ed Tyler               4,457,101         215,327
       8. Henry J. West             4,457,201         215,227


Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

        Exhibit Number             Description of Exhibit
        --------------        ---------------------------------
            27                Article 5 Financial Data Schedule

      (b)  Reports on Form 8-K

      During the quarter, no Form 8-K Reports were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE CHERRY CORPORATION
                                       (Registrant)



DATE:  October 7, 1997                By:/s/Dan A. King
                                      -----------------
                                       Dan A. King
                                      V.P. of Finance and Administration,
                                      Secretary and Treasurer