Form 10-Q
period 1997-11-30
CHERRY CORP
filed 1998-01-13
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 30, 1997

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

Number of Common Shares outstanding as of November 30, 1997:
     7,691,121   shares of Class A Common
     4,762,564   shares of Class B Common

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                   November 30,  February 28,
                                                       1997          1997
                                                   (Unaudited)     (Note 1)
                                                   ------------  ------------
ASSETS:
   Cash and equivalents                             $ 13,204      $  6,215
   Receivables, net of allowances                     57,510        57,118
   Inventories (Note 2)                               52,059        54,786
   Prepaid expenses and other current assets           9,852         6,734
                                                    --------      --------
         Total Current Assets                        132,625       124,853

   Land, buildings and equipment, net                159,728       159,267

   Investment in affiliates and other assets, net     12,361        11,526
                                                    --------      --------

TOTAL ASSETS                                        $304,714      $295,646
                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Short-term debt                                  $ 22,032      $ 23,806
   Accounts payable                                   19,408        17,803
   Payroll related accruals                           13,407        11,833
   Other accruals                                     16,050        13,574
   Income taxes, net                                   1,160           566
   Current maturities of long-term debt                1,821         2,051
                                                    --------      --------
         Total Current Liabilities                    73,878        69,633

   Long-term debt                                     31,259        37,009

   Deferred income taxes, net and deferred credits    20,116        20,928

   Stockholders' Equity:
      Class A common stock                             7,691         7,667
      Class B common stock                             4,763         4,750
      Additional paid-in capital                      42,116        41,858
      Retained earnings                              123,040       110,357
      Cumulative translation adjustments               1,851         3,444
                                                    --------      --------
         Total Stockholders' Equity                  179,461       168,076
                                                    --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $304,714      $295,646
                                                    ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (Dollars in Thousands except Share Data)
                                      Three Months Ended      Nine Months Ended
                                         November 30,            November 30,
                                    ---------------------     ------------------
                                       1997        1996        1997        1996
                                    ---------   ---------   ---------   --------
Net sales                           $ 120,167   $ 116,733   $ 340,478   $ 330,811

Cost of products sold                  84,528      81,636     244,313     240,901
                                    ---------   ---------   ---------   ---------

   Gross profit                        35,639      35,097      96,165      89,910

Engineering, distribution and
   administrative expenses             25,350      23,537      74,612      69,788
                                    ---------   ---------   ---------   ---------

   Earnings from operations            10,289      11,560      21,553      20,122

   Other income, net                      296         694         823       1,535
                                    ---------   ---------   ---------   ---------

Earnings before interest and taxes     10,585      12,254      22,376      21,657

Interest expense, net                     714         880       2,244       2,923
                                    ---------   ---------   ---------   ---------

Earnings before income taxes            9,871      11,374      20,132      18,734

Income tax provision                    3,652       4,193       7,449       6,843
                                    ---------   ---------   ---------   ---------

Net earnings                        $   6,219   $   7,181   $  12,683   $  11,891
                                    =========   =========   =========   =========

Earnings per share                  $     .50   $     .58   $    1.02   $     .96
                                    =========   =========   =========   =========

Average shares outstanding         12,451,608  12,373,501  12,441,578  12,360,279
                                   ==========  ==========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                                  Nine Months Ended November 30,
                                                  ------------------------------
                                                     1997            1996
                                                  -----------     ----------
Net cash provided by operating activities         $  41,027       $  42,199

Cash flows from investing activities:
   Expenditures for land, building
      and equipment                                 (26,349)        (32,290)
   Proceeds from sales of land, building
      and equipment                                      --             362
   Dividend from joint venture affiliate                 --           1,050
   Other, net                                        (1,167)             49
                                                 ----------       ---------
Net cash used by investing activities               (27,516)        (30,829)
                                                 ----------       ---------

Cash flows from financing activities:
   Increase (decrease) in short-term debt              (842)         (6,116)
   (Decrease) in domestic revolver and
      uncommitted credit facilities                  (7,000)         (3,000)
   Proceeds from long-term debt                       2,857           1,960
   Principal payments on long-term debt              (1,543)         (2,848)
   Other equity transactions                            295             156
                                                 ----------       ---------
Net cash used by financing activities                (6,233)         (9,848)
                                                 ----------       ---------

Effect of exchange rate changes on cash flows          (289)           (175)
                                                 ----------       ---------

Net (decrease) increase in cash and equivalents       6,989           1,347
Cash and equivalents, at beginning of year            6,215           4,213
                                                 ----------       ---------
Cash and equivalents, at end of period            $  13,204       $   5,560
                                                 ==========       =========

The accompanying notes are in integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated balance sheet as of November 30, 1997, and the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three and nine months ended November 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1997, and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1997 Annual Report to Stockholders. The results of operations for the three and nine months ended November 30, 1997 are not necessarily indicative of the operating results for a full year.

2.   INVENTORIES

     Inventory values were as follows:

                                    November 30,      February 28,
                                       1997              1997
                                    -----------       -----------
      Finished goods                $    13,484       $    14,506
      Work-in-process                    19,029            19,121
      Component parts                     9,473            10,244
      Raw materials                      10,073            10,915
                                    -----------       -----------
                                    $    52,059       $    54,786
                                    ===========       ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Sales for the third quarter of fiscal 1998 were a record $120.2 million, up 2.9 percent from last year's third quarter. The growth was driven by sales to the automotive market which increased 13 percent year over year. Switch assemblies supplied to foreign auto manufacturers by our European operations were the primary contributor to this growth although domestic sales to this market also increased. Sales to the consumer and commercial market were down 3.4 percent due to lower unit sales of our semiconductor products. Sales of computer market products, approximately two-thirds of which are denominated in foreign currencies, were down 8.8 percent as a result of the stronger U.S. dollar.

Domestic sales for the quarter were 7.2 percent above last year's level largely on increased sales to automotive customers but strong demand for power management devices at our semiconductor operation also contributed. Sales from foreign operations decreased 3.4 percent from last year but much of that can be attributed to the strengthening of the U.S. dollar year over year. When measured in local currencies sales from foreign operations increased more than 10 percent over the third quarter of last year primarily from the growth in automotive products.

Record sales of $340.5 million for the first nine months were 2.9 percent higher than the comparable period of the prior year. Sales by domestic operations increased 7.8 percent, while foreign operations decreased 4.8 percent in U.S. dollars. Foreign sales increased 10.3 percent in local currency.

Operating profit for the third quarter of the current year decreased to 8.6 percent of sales from 9.9 percent for the comparable period of the prior year. The decrease comes primarily from slightly lower gross margins, coupled with higher engineering expenses primarily for new product development activities.

The year-to-date consolidated operating profit of 6.3 percent of sales for fiscal 1998 improved from 6.1 percent in the prior year based upon the strength of results in both the first and second quarters of this fiscal year.

Interest expense for the third quarter declined 18.9 percent primarily as a result of lower debt levels. Nine month interest expense for the current year is also lower for the same reason.

Consolidated other income for the current quarter and nine months decreased $166 thousand and $679 thousand, respectively, from the comparable prior year periods. The decreases resulted primarily from lower customer tooling income.

The consolidated effective income tax rate of 37.0 percent for the current year nine month period is higher than the 36.5 percent rate for the comparable period of the prior year. The rate increased primarily from higher state income taxes and lower foreign tax credits.

Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation could have an impact on future sales, earnings, and financial position of the Company as denominated in U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currencies (primarily German Marks). At November 30, 1997, the U.S. dollar equivalent of forward contracts outstanding approximated $2.3 million.

Liquidity and Capital Resources

The Company's consolidated debt to capital ratio declined to 23.5 percent at November 30, 1997 from 27.2 percent at February 28, 1997. Consolidated operations generated $41.0 million in cash for the nine month period ended November 30, 1997. Additional cash was provided by proceeds from long-term debt of $2.9 million and $295 thousand from miscellaneous equity transactions.

Of the funds generated above, $26.3 million was invested in buildings and equipment and $1.2 million in other assets. Domestic operations invested $16.3 million in buildings and equipment while foreign locations invested $10.0 million. The Company also repaid $7.0 million under the domestic revolver and $2.4 million of other debt. The effect of exchange rate changes reduced cash flow $300 thousand.

As a result of the above, cash increased to $13.2 million at November 30, 1997 from $6.2 million at February 28, 1997.

Capital expenditures are expected to continue at a level of approximately 8 percent to 10 percent of sales. The capital expenditure rate may be revised further as sales growth estimates are updated. Operations are expected to generate enough cash to fund capital expenditures and still maintain an acceptable debt to capital ratio. During the third quarter ended November 30, 1997, the Company entered into an uncommitted, unsecured credit facility for $10 million with terms comparable to existing facilities. Existing credit facilities and bank lines should be sufficient, together with internally generated cash, to finance the Company's operations.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: The statements made above with respect to the Company's cash flow and liquidity are forward looking (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933 as amended). Because these forward looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such statements. Factors that could cause actual results to differ materially include, but are not limited to: lower sales growth estimates and their impact on profits and cash flow from operations; disruptions to the continuation of existing operations caused by external factors such as strikes at major customers or suppliers, or natural disasters; economic recessions in North America or Europe; and other factors listed in the Company's Form 8-K dated September 15, 1997.

                    THE CHERRY CORPORATION AND SUBSIDIARIES

                          PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

           Exhibit Number                Description of Exhibit
        ------------------          ---------------------------------
                27                  Article 5 Financial Data Schedule

        (b)   Reports on Form 8-K

      The Company filed a report on Form 8-K on September 15, 1997 in regards to "Safe Harbor" Statements under the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE CHERRY CORPORATION
                                                (Registrant)

DATE:  January 13, 1998                   By:/s/Dan A. King
                                          -----------------
                                                Dan A. King
                                          V. P. of Finance and Administration,
                                                   Secretary and Treasurer