Form 10-K405
period 1998-02-28
CHERRY CORP
filed 1998-05-27
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For this fiscal year ended the Last Day of February, 1998
Commission File Number 0-8955

                            THE CHERRY CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                       36-2977756
(State of other jurisdiction of incorporation            (I. R. S. Employer
or organization)                                       Identification Number)

3600 Sunset Avenue, Waukegan, IL                                60087
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code:         (847) 662-9200

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

The aggregate market value of the registrant's Class A and Class B Common Stock on April 24, 1998 held by nonaffiliates was approximately $126 million, based on a calculation that 55% of the shares are owned by nonaffiliates and are valued at the closing prices as reported on the Nasdaq National Market tier of The Nasdaq Stock Market on April 24, 1998.

Number of common shares outstanding as of April 24, 1998:
      7,718,539 shares of Class A Common
      4,762,564 shares of Class B Common

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated:                      Part of Form 10-K
--------------------------------------------------------------
Various parts of the Company's Proxy         All of Part III
Statement for its 1998 Annual Meeting

                    INCLUSION OF FORWARD LOOKING INFORMATION

Certain statements under the captions "BUSINESS", "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and elsewhere in this report constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the following: general economic and business conditions, demand for the Company's products, competition, currency fluctuations, interest rate fluctuations, relationships with strategic or major customers, suppliers, joint venture partners and product distributors, cost and availability of raw materials, technology, domestic and international business legislation and regulations, our ability to obtain adequate financing in the future, operational capabilities due to natural disasters and other unforeseen events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievement expressed or implied by such forward-looking statement.

In addition to the risks and uncertainties of ordinary business operations, the forward looking statements of the Company contained in this Annual Report on Form 10-K are also subject to the following risks and uncertainties:

FOREIGN CURRENCY TRANSLATION

The Company has substantial operations outside of the United States. For fiscal 1998, international operations provided 36% of consolidated sales, 44% of operating profit and comprised 39% of identifiable assets. As a result, fluctuations in currency exchange rates can significantly effect the Company's sales, profitability and financial position when the foreign currencies, primarily German marks, of its international operations are translated into U.S. dollars for financial reporting. Although the Company cannot predict the extent to which currency fluctuations may or will effect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position of the locations outside the United States.

CYCLICAL DEMAND FOR PRODUCTS OF THE COMPANY AND RELIANCE ON MAJOR CUSTOMERS

Many of the Company's products are sold to industries that are cyclical and dependent upon economic conditions, consumer confidence or other matters beyond the control of the Company. In particular, the automotive industry, which is sensitive to such factors, is currently the Company's largest market and comprised 51% of consolidated sales in fiscal 1998. The Company believes that increased market penetration and increased electrical and electronic content per vehicle will offset a decline in automotive sales to some extent. However, a significant reduction in automotive production in North America or Western Europe or a loss of a significant portion of business from either of its major customers (General Motors or Ford) could have an adverse effect on the Company's business. Demand in the computer, consumer and commercial markets served by the Company is also directly related to general economic conditions. Accordingly, a downturn in U.S. or foreign economies could have a negative impact on the Company's results of operations.

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

Cherry's executive offices are located in Waukegan, Illinois, which also contains the operations of two divisions, Cherry Electrical Products and Cherry Automotive. Its wholly owned subsidiary companies operate in the following locations: Cherry Semiconductor Corporation, Rhode Island; Cherry GmbH, the Federal Republic of Germany; Cherry Electrical Products Limited, United Kingdom; Cherry SARL, France; Cherasia Limited, Hong Kong; Cherry, spol, s r.o., Czech Republic; Cherry Australia Pty., Ltd., Australia; and Cherry de Mexico S.A. de C.V., Mexico. Additionally, the Company operates in Japan and India through 50% owned affiliates, Hirose Cherry Precision Company Limited and TVS Cherry Private Limited, respectively. The Company operates a branch sales and engineering office in Japan under the name Cherry Automotive-Japan and a branch technical support office in South Korea under the name Cherry Semiconductor International, Inc.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Refer to the Business Segment and Geographic Area Information contained in Item 8 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

Cherry has three major business segments:

The Automotive Market segment designs, manufactures and sells semiconductors, electronic controls, switch assemblies and sensors for the automobile industry. Automobile special-use switches and switch assemblies are used in a variety of applications including power windows and mirrors, central door locks and cruise controls. The Company's semiconductor devices are integrated circuits used in power train controls, body electronics, vehicle control and safety, instrumentation and entertainment electronics. Its electronic control modules are used as controls for sunroofs, convertible tops and memory power seats. Hall-effect sensors can be used in applications where a magnetically actuated solid state device is desirable, such as a position sensor for seat belt engagement. Automotive products are custom made for major U.S. and European manufacturers, including Japanese transplants in North America. The Company's automotive customers generally pay for the tooling and other special manufacturing requirements.

The Computer Market segment designs, manufactures and sells keyboards and related products, semiconductors and switches for computer applications. Cherry sells standard and advanced performance keyboards for use with personal computers; data entry, point-of-sale and reservation terminals; word processing systems; and other computer input applications. Advanced performance keyboards include integrated magnetic-stripe readers, chip-card readers and/or bar code scanners. Semiconductors are used for power management solutions in the computer market and applications include uninterruptible power sources, tape backup and distributed power sources. Selector switches are used in addressing peripherals in computer networks, among other applications.

The Consumer and Commercial Market segment designs, manufactures and sells switches, semiconductors, sensors, and electronic controls and displays used in household appliances, office equipment and cellular telephones. Snap-action switches are generally manufactured to customer specifications by modifying the Company's standard products. Switches are used in various appliances, office equipment and control and measurement device applications. Semiconductor applications include cellular communications, off-line power supplies and DC/DC converters. Plasma display products are primarily sold to the entertainment industry as readouts for electronic games. Electronic controls are used in office equipment and appliances. Hall-effect sensors are magnetically actuated solid state devices that can be used in a wide range of office and industrial equipment applications to measure speed or position involving harsh environments.

Inflation has not been a material factor in any segment.

MARKETS, MAJOR CUSTOMERS AND SEASONALITY

The Company's sales are made to original equipment manufacturers, Tier 1and Tier 2 suppliers, and to independent distributors. In fiscal 1998, sales to the Company's five largest customers accounted for 42.6% of consolidated sales. Of these five largest customers, sales to General Motors and Ford were 18.6% and 12.5%, respectively.

Within the Company's Automotive Market segment, four customers account for 75% of the segment sales and include General Motors and Ford mentioned above. In fiscal 1998, the Consumer and Commercial Market segment has one customer that accounts for 12.2% of that segment's sales.

The Company normally experiences a slowdown in sales during the summer months from model changeovers and factory vacation shutdowns by its customers.

DISTRIBUTION

Domestic and foreign sales are handled by Company sales personnel, Cherry foreign sales offices, or through independent sales representatives and distributors that are supported by the Company's customer service personnel. The independent sales organizations also sell products for other companies, although generally not those that compete with Cherry products.

COMPETITION

The Company does business in highly competitive markets. The Company believes that it is the second or third largest manufacturer of snap-action switches and automotive special use switches in North America. In addition, the Company believes it has a significant market position in the other two markets that it serves. Competitors include a large number of independent domestic and foreign suppliers. Certain competitors in each of the Company's markets have substantially greater manufacturing, sales, research and financial resources than the Company. The Company believes that the principal competitive factors in its markets are price, product quality and reliability, the ability to meet customer delivery requirements and to custom design products to customer specifications.

RAW MATERIALS AND ENERGY

In general, raw materials used by the Company are available from several sources. The Company has not experienced significant shortages of raw materials and, to date, sales have not been adversely affected by either raw material or energy shortages.

BACKLOG

Current backlog figures are considered to be firm, but, because the Company does not manufacture pursuant to long-term contracts, purchase orders are generally cancelable - subject to payment by the customer for charges incurred up to the date of cancellation. Cherry Automotive Division does not report nor maintain a backlog number because they ship product based on daily releases from their customers with minimal forecast data. The Automotive Market backlog for Cherry Semiconductor Corporation is also limited to 16 weeks, which represents authorized releases for production from automotive customers. Therefore, the Automotive Market Segment backlog reported below excludes any potential orders for Cherry Automotive Division and limited orders for Cherry Semiconductor Corporation. As a result of the above factors, the following figures should not be considered indicative of sales for an ensuing period.

                                                     Backlog as of
                                                The Last Day of February
             (000's Omitted)                       1998           1997
                                                ---------      ---------
   Automotive Market Segment                    $  55,428      $  51,057
   Computer Market Segment                         47,246         51,727
   Consumer and Commercial Market Segment          37,046         40,561
                                                ---------      ---------
                                                $ 139,720      $ 143,345
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

PRODUCT DEVELOPMENT

During the fiscal years ended the last day of February 1998, 1997 and 1996 the Company spent approximately $17.8 million, $16.3 million and $14.4 million on product development, respectively. The customer often pays for the tooling related to their project. The tooling expense, net of amounts rebilled to the customer, is reported in other income as tooling gain or loss.

EMPLOYEES

As of February 28, 1998, the Company employed 4,453 persons.

ENVIRONMENTAL PROTECTION

The Company believes that its manufacturing operations and properties are in material compliance with existing federal, state and local provisions enacted or adopted to regulate the discharge of materials into the environment, or otherwise protect the environment. Such compliance has been achieved without material effect on Cherry's earnings or competitive position.

ITEM 2.   PROPERTIES

Cherry owns and leases manufacturing, warehousing and office space in 16 cities around the world. The Company owns its major facilities that are located in Illinois, Rhode Island and Germany that comprise 345,000, 151,000 and 402,000 square feet, respectively. In addition, the Company also owns a 33,000 square foot facility in England. In August 1997 the Company acquired approximately 15 acres of land in Wisconsin and began construction of a 153,000 square foot facility. Completion and occupancy is expected in June 1998. All owned facilities noted above are used for a combination of production, warehousing and administrative activities. The Company also leases facilities totaling 197,000 square feet, with approximately 82% used for production, assembly and warehousing and the balance primarily for sales activities. The leases expire at various dates through December 31, 2007.

The total owned and leased facilities noted above are currently used by the business segments in the following estimated proportion:

            Automotive Market                            46%
            Computer Market                              26%
            Consumer & Commercial Market                 28%
                                                      -------
                                                        100%
                                                      =======

All facilities are in generally good condition and provide adequate and suitable space for the operations at each location.

The Company utilizes machinery and equipment necessary to conduct its operations. Substantially all machinery and equipment is owned by the Company.

Refer to Item 8 of this Annual Report on Form 10-K for information regarding notes payable secured by real estate.

ITEM 3.  LEGAL PROCEEDINGS

The Company is named in various suits and claims that arise in the normal course of business. Where appropriate, the Company engages legal counsel and disputes these claims. The Company believes that it has meritorious defenses and that the final disposition of these matters will not materially affect the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to stockholders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Company's executive officers, their ages, business experience, and position and offices as of February 28, 1998.

                                    Term as       Business Experience During
       Name             Age         Officer         the Past Five Years

Peter B. Cherry          50             24        Chairman of the Board since
                                                  1992 and President since
                                                  1982

Alfred S. Budnick        60             21        Vice President of the
                                                  Company and President of
                                                  Cherry Semiconductor
                                                  Corporation since 1977.

Klaus D. Lauterbach      55              6        Vice President since June
                                                  1992; General Manager of
                                                  Cherry GmbH since 1990;
                                                  Assistant General Manager
                                                  prior to 1990.

Dan A. King              48             10        Vice President of Finance
                                                  and Administration since
                                                  September 1997; V. P. of
                                                  Finance since June 1995;
                                                  Secretary in 1993; Treasurer
                                                  and Corporate Controller
                                                  prior to 1993.

Kevin G. Powers          38              2        Corporate Controller and
                                                  Assistant Secretary since
                                                  June 1995; Assistant
                                                  Treasurer in January 1993;
                                                  Manager, Corporate
                                                  Accounting of Square D
                                                  Company prior to 1993.

Robert G. Terwall        44              1        Vice President since June
                                                  1997; Vice President and
                                                  General Manager of Cherry
                                                  Electrical Products
                                                  Division since 1986

Dale F. Reichhart        45              1        Vice President since
                                                  September 1997; Vice
                                                  President and General
                                                  Manager of Cherry Automotive
                                                  Division since 1997

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Cherry Corporation common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbols CHERA and CHERB. As of May 6, 1998, there were approximately 2,200 and 1,800 holders of record of the Class A and Class B common stocks, respectively. The quarterly high and low prices reported on Nasdaq and the dividends paid per common share in the last two fiscal years are shown below:

                           Class A Common               Class B Common
Fiscal 1998           High     Low     Dividend       High     Low     Dividend
   Quarters:
      Fourth         $17.50   $13.50   $  --       $17.88   $13.25   $  --
      Third           19.00    14.88      --        19.50    14.25      --
      Second          16.50    11.50      --        17.00    12.38      --
      First           15.25    10.13      --        14.50    10.50      --

Fiscal 1997
   Quarters:
      Fourth         $16.75   $10.50   $  --       $16.00   $10.25   $  --
      Third           11.50    10.75      --        11.00    10.00      --
      Second          12.00    10.56      --        13.00     9.81      --
      First           12.00     9.25      --        12.89     9.00      --

Quarterly Results (Unaudited)
(Dollars in thousands except per share data)

                                         Gross          Net       Earnings Per Share
Fiscal Year             Net Sales        Profit       Earnings      Basic   Diluted
1998 in Total           $   452,055    $   127,273   $   17,403   $   1.40   $  1.39
   By Quarters
     Fourth                 111,577         31,108        4,720        .38       .38
     Third                  120,167         35,639        6,219        .50       .49
     Second                 105,776         28,001        1,944        .16       .16
     First                  114,535         32,525        4,520        .36       .36

1997 in Total           $   439,592    $   119,186   $   15,914   $   1.29      1.28
   By Quarters
     Fourth                 108,781         29,276        4,023        .32       .32
     Third                  116,733         35,097        7,181        .58       .58
     Second                 102,377         25,438        1,505        .12       .12
     First                  111,701         29,375        3,205        .26       .26

ITEM 6.  SELECTED FINANCIAL DATA

The following summary should be read in conjunction with the consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K:

        (Dollars in thousands except share, per share and employee data)
Year ended the last day of February            1998          1997         1996        1995       1994
SUMMARY OF OPERATIONS
   Net sales                               $   452,055      439,592     424,681     339,237    275,269
   Gross profit                            $   127,273      119,186     105,189      97,018     80,179
   Operating expenses                      $    98,166       93,387      89,437      73,620     62,419
   Earnings from operations                $    29,107       25,799      15,752      23,398     17,760
   Other income, net                       $     1,195        2,796       2,862       1,671      1,240
   Earnings before interest and taxes      $    30,302       28,595      18,614      25,069     19,000
   Interest expense, net                   $     2,915        3,787       3,765       3,218      3,817
   Earnings before income taxes and
     cumulative effect of change in
     accounting principle                  $    27,387       24,808      14,849      21,851     15,183
   Income tax provision                    $     9,984        8,894       3,598       7,028      5,692
   Earnings before cumulative effect
     of change in accounting principle     $    17,403       15,914      11,251      14,823      9,491
   Cumulative effect of change in
     accounting principle                  $        --           --          --          --      1,542
   Net earnings                            $    17,403       15,914      11,251      14,823     11,033
     As a percent of sales                        3.8%         3.6%        2.6%        4.4%       4.0%
   Return on average stockholders' equity         9.9%         9.8%        7.4%       12.3%      12.6%

OTHER STATISTICS
   Average shares outstanding:
     Basic                                  12,445,927   12,366,471  12,287,459  10,882,950  9,299,848
     Diluted                                12,547,910   12,425,152  12,342,971  10,964,277  9,388,060
   Basic earnings per share:
     Earnings before cumulative effect
       of change in accounting principle   $      1.40         1.29         .92        1.36       1.02
     Net earnings per share                $      1.40         1.29         .92        1.36       1.19
   Diluted earnings per share:
     Earnings before cumulative effect
       of change in accounting principle   $      1.39         1.28         .91        1.35       1.01
     Net earnings per share                $      1.39         1.28         .91        1.35       1.18
   Dividends per share                     $        --           --          --          --         --
   Capital expenditures, net               $    38,228       38,797      50,864      44,736     23,356
   Depreciation and amortization           $    29,898       28,049      23,406      18,768     16,720
   Net cash provided by operating
     activities                            $    48,071       45,712      24,340      23,786     28,347

FINANCIAL POSITION
   Cash and equivalents                    $     9,659        6,215       4,213       5,694      2,697
   Working capital                         $    63,258       55,220      50,734      46,001     39,395
   Current ratio                                   1.9          1.8         1.6         1.7        1.9
   Total assets                            $   310,333      295,646     303,339     261,193    193,548
   Long-term debt                          $    33,393       37,009      44,237      25,863     42,970
   Total debt                              $    55,803       62,866      73,135      48,658     53,632
   Stockholders' equity                    $   183,454      168,076     158,292     147,627     93,476
   Stockholders' equity per share          $     14.71        13.54       12.83       12.03      10.03
   Debt-to-Capital ratio (debt, net of cash)     20.1%        25.2%       30.3%       22.5%      35.3%

PER EMPLOYEE DATA
   Average number of employees                   4,410        4,383       4,193       3,617      3,048
   Net sales                               $   102,507      100,295     101,283      93,790     90,311
   Average assets employed                 $    68,705       68,330      67,318      62,862     61,806

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in the Company's consolidated statements of operations:

                                         Years ended the last day of February,
                                              1998        1997        1996
------------------------------------------------------------------------------
Sales                                        100.0%      100.0%      100.0%
Cost of sales                                 71.8        72.9        75.2
                                             -----       -----       -----
Gross margin                                  28.2        27.1        24.8
Operating expenses                            21.7        21.2        21.1
                                             -----       -----       -----
Earnings from operations                       6.5         5.9         3.7
Other income, net                               .2          .6          .7
Interest expense, net                           .6          .9          .9
                                           -------     -------     -------
Earnings before income taxes                   6.1         5.6         3.5
Income tax provision                           2.2         2.0          .8
                                            ------      ------     -------
Net earnings                                   3.9         3.6         2.7
                                            ======      ======      ======


FISCAL 1998 VS. FISCAL 1997

Sales during fiscal 1998 reached a record $452.1 million surpassing fiscal 1997's previous record of $439.6 million by 2.8%. Domestic sales increased 6.3% while foreign sales reflect a decrease of 2.7%. Underlying the decline in foreign sales was a 12% sales increase when measured in the currencies in which these foreign locations operate. This increase, however, was more than offset by weakening of these currencies, principally the German mark, against the U. S. dollar.

Sales of the Automotive segment grew 7.3% to $230.8 million and comprised just over one-half of total sales. This growth was largely the result of new product introductions. This increase was lead by sales of our switches and switch assemblies, which grew $10.7 million to $141.5 million. Also contributing to the increase were our semiconductor products, which grew 9.9% to $82.8 million. Sales by our foreign operations grew 12.8% to $54.0 million.


Sales of the Computer segment totaled $115.1 million and decreased .8% from last year. Sales of keyboard products, which represent 85% of total sales of this segment, increased in unit volume, but much of this increase which occurred at our German operation was offset by the stronger dollar. Pricing continues to be competitive, particularly on standard keyboards and this also served to offset some of the unit volume increase.

Sales of the Consumer and Commercial segment decreased 2.1% to $106.2 million. Sales of our switch products, which account for two-thirds of this segment's total, increased 3.7% to $71.9 million, however, this was offset by a $3.5 million reduction in shipments of our semiconductor products.

Gross profit margins improved to 28.2% of sales in fiscal 1998 from 27.1% last year. The two primary reasons for the improvement are the increased sales volume which resulted in improved utilization of manufacturing capacity, particularly at our foreign and semiconductor operations, and the growth in higher margin products, particularly power management devices.

Operating expenses of $98.2 million increased 5.1% during fiscal 1998. As a percent of sales, operating expenses increased to 21.7% in fiscal 1998 from 21.2% last year. The primary cause was increased research and engineering expenses which increased $3.9 million to 7.3% of sales from 6.6% of sales in fiscal 1997. This spending is the result of increased efforts to develop power management devices at our semiconductor operation and the costs associated with new product launches and designs at our domestic automotive switch business. We are also continuing our engineering investments to develop a sensor product line. Distribution and administrative expenses increased in fiscal 1998 but remained stable as a percent of sales.

Other income was $1.2 million for fiscal 1998 compared with $2.8 million for fiscal 1997. A decrease in customer tooling income was largely responsible for this change. Also contributing to the decrease was the recognition in fiscal 1997 of deferred income on a completed keyboard program.

Net interest expense of $2.9 million decreased 23% from the $3.8 million reported for fiscal 1997. The decrease is primarily due to reduced average borrowings in fiscal 1998 resulting from the Company's positive cash flow. Interest rates were relatively stable in the U. S. and Germany, which is where the Company maintains its borrowings.

The effective tax rate for fiscal 1998 was 36.5% compared with 36% last year. The increase is primarily due to higher state taxes and slightly lower foreign tax credits. The higher state taxes result from a shift in our domestic earnings with an increased portion occurring in states with higher tax rates.

Consolidated net earnings were a record $17.4 million, up 9.4% from fiscal 1997's previous record of $15.9 million. Diluted earnings per share were $1.39 compared with $1.28 for fiscal 1997.

FISCAL 1997 VS. FISCAL 1996

Consolidated net earnings for fiscal 1997 increased 41% to $15.9 million, setting a new company record. Diluted earnings per share of $1.28 increased 41% from the prior year but were not a record because of additional shares outstanding. Annual sales of $439.6 million were also a record, up 3.5% from last year. Foreign denominated sales were reduced approximately $12 million from the previous year because of the strengthening dollar during fiscal 1997. Domestic sales increased 9% and international sales decreased 4%, despite increasing 3% in local currency.

Consolidated operating profit for fiscal 1997 increased 64% to $25.8 million, or 5.9% of sales, from $15.8 million, or 3.7% of sales, in the prior year. Gross margins for fiscal 1997 of 27.1% improved significantly from the prior year's 24.8% as the result of improvements in manufacturing efficiency and the successful resolution of last year's product start-up issues. Operating expenses, as a percent of sales, increased in fiscal 1997 as the company increased its product development efforts. In fiscal 1997, the company developed proprietary integrated circuits for the computer and telecommunications markets and a new line of proprietary Hall-effect sensors.

Automotive business segment operating profits increased 211% in fiscal 1997 to $14.5 million, or 6.7% of sales, on a 12% increase in sales. Fiscal 1997 automotive sales of $215 million accounted for 49% of consolidated sales. This dramatic improvement in operating profit is due to improvements in manufacturing efficiency and the successful resolution of start-up issues pertaining to new product and process start-ups.

Computer business segment operating profits increased 30% in fiscal 1997 to $9.0 million, or 7.8% of sales, on a 7% decrease in sales. Approximately 70% of the fiscal 1997 computer market sales decrease is due to the strengthening of the dollar. The remainder of the decrease is due to continuing price pressure. The increase in operating profit on decreasing sales can be attributed to improved manufacturing efficiencies, improved margins on the new generation keyboards, and the successful resolution of start-up problems associated with last year's introduction of a new standard keyboard.

Consumer and commercial business segment operating profits declined 20% in fiscal 1997 on a 1% increase in sales. The profitability improvements in domestic electronic controls were offset by increased sensor and integrated circuit development efforts and decreased profitability on a reduced sales level of proprietary switches.

Other income of $2.8 million for the current year declined slightly from the prior year. A $400 thousand decline in earnings from joint venture affiliates and a nonrecurring $1.3 million gain on the sale of a German facility during the prior year were partially offset by higher customer tooling income and deferred income recognition on a completed keyboard program.

Interest expense of $4.1 million for the current year increased slightly from the $3.9 million in the prior year, primarily as a result of higher borrowing levels throughout the year.

The effective tax rate for fiscal 1997 was 36% versus 24% in the prior year. The rate was lower in the prior year primarily from a nonrecurring benefit in the recognition of pre-merger U.S. loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to strengthen its financial condition. Operating activities provided the Company with $48.1 million of cash in fiscal 1998. An increase in trade receivables of $7.4 million was offset by a reduction in inventories and an increase in current liabilities. As a result, no additional cash investment in working capital was required for fiscal 1998.

The Company invested $38.4 million in facilities and equipment in its continuing effort to take advantage of improvements in manufacturing technologies and increase manufacturing capacities when such expenditures are warranted.

As a result of the positive cash flow in fiscal 1998, the Company was able to reduce debt to $55.8 million at February 28, 1998. This allowed the Company to reduce its debt-to-capital ratio, net of cash balances from 25.2% to 20.1%.

At February 28, 1998, the Company had unused lines of credit available of approximately $63.9 million for domestic operations and $15.9 million for foreign operations. These credit facilities, together with funds generated from future earnings should be sufficient to finance the Company's operations.

FUTURE ACCOUNTING CHANGES

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 130 establishes standards for reporting comprehensive income in financial statements and SFAS 131 expands certain reporting and disclosure requirements for segments from current standards. The Company is not required to adopt these Statements until fiscal 1999 and is currently reviewing the impact of these new standards.

MARKET CONDITIONS AND OUTLOOK

Capital expenditures in fiscal 1999 are expected to continue at a level of 8% to 10% of sales. The capital expenditure rate may be revised further as sales growth estimates are updated. Operations are expected to generate enough cash to fund capital expenditures.

Since a significant portion of the Company's manufacturing and sales are overseas, foreign currency exchange rates can have an impact on future sales, earnings, and financial position of the Company when translated into U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currencies (primarily German marks). At February 28, 1998, the U.S. dollar equivalent of forward contracts outstanding approximated $5.1 million.

The economic conditions in Asia have had a limited impact on the Company to date. Less than 10% of the Company's sales are in that geographic region, coming primarily from customers whose products are exported to the U.S. and Europe. However, the Company does view this as a region of the world that should be targeted for future growth. Due to the economic uncertainties surrounding this region as well as the companies in this region, the Company will evaluate all potential opportunities carefully.

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. The Company is in the process of assessing its computer equipment, business computer systems, manufacturing equipment and facilities to prepare for the year 2000. Additionally, customer and supplier relationships are being reviewed to assess and address their plans to become Year 2000 compliant. While the Company's efforts to address Year 2000 issues will involve additional costs, the Company believes, based upon currently available information, that it will be able to manage the Year 2000 transition issues within its control without any material adverse effect on the Company's results of operations, cash flows and financial position. Although the Company is committed to making its systems year 2000 compliant as soon as practical, it is uncertain as to the extent its customers and vendors may be affected by year 2000 issues that require commitment of significant resources and may cause disruptions in the customers' and vendors' businesses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of The Cherry Corporation:

We have audited the accompanying consolidated balance sheets of The Cherry Corporation (a Delaware corporation) and subsidiaries as of the last day of February, 1998 and 1997, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years ended the last day of February, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cherry Corporation and subsidiaries as of the last day of February, 1998 and 1997, and the results of their operations and cash flows for each of the three years ended the last day of February, 1998, in conformity with generally accepted accounting principles.

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

Arthur Andersen LLP
-------------------
Arthur Andersen LLP

Chicago, Illinois
March 31, 1998

                             THE CHERRY CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollars in thousands except share and per share data)
                                                  Year ended the last day of February
                                                  1998           1997            1996
SALES AND COSTS
   Net sales                                   $  452,055     $  439,592     $  424,681
   Cost of products sold                          324,782        320,406        319,492
                                               ----------     ----------     ----------
   Gross profit                                   127,273        119,186        105,189
                                               ----------     ----------     ----------

EXPENSES
   Research and engineering                        33,069         29,135         27,017
   Distribution                                    32,533         31,679         32,020
   Administration                                  32,564         32,573         30,400
                                               ----------     ----------     ----------
   Operating expenses                              98,166         93,387         89,437
                                               ----------     ----------     ----------

EARNINGS
   Earnings from operations                        29,107         25,799         15,752
   Other income, net - Note C                       1,195          2,796          2,862
                                               ----------     ----------     ----------
   Earnings before interest and taxes              30,302         28,595         18,614
   Interest expense, net - Note C                   2,915          3,787          3,765
                                               ----------     ----------     ----------
   Earnings before income taxes                    27,387         24,808         14,849
   Income tax provision - Note B                    9,984          8,894          3,598
                                               ----------     ----------     ----------
   Net earnings                                $   17,403     $   15,914     $   11,251
                                               ==========     ==========     ==========

EARNINGS PER SHARE - Note L
   Basic                                       $     1.40     $     1.29     $      .92
                                               ==========     ==========     ==========
   Diluted                                     $     1.39     $     1.28     $      .91
                                               ==========     ==========     ==========

AVERAGE SHARES OUTSTANDING - Note L
   Basic                                       12,445,927     12,366,471     12,287,459
                                               ==========     ==========     ==========
   Diluted                                     12,547,910     12,425,152     12,342,971
                                               ==========     ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands except share and par value data)
                                                      The last day of February
                                                         1998         1997
------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and equivalents                               $  9,659    $  6,215
   Receivables, less allowances of $1,968 and
      $2,245, in 1998 and 1997, respectively            63,332      57,118
   Inventories - Note D                                 52,068      54,786
   Prepaid expenses and other current assets             9,547       6,734
                                                      --------    --------
      Total Current Assets                             134,606     124,853

Land, Buildings and Equipment at Cost:
   Land                                                  3,583       2,461
   Buildings and improvements                           80,021      81,733
   Machinery and equipment                             279,765     261,419
   Construction in progress                             12,871       9,632
                                                      --------    --------
                                                       376,240     355,245
   Less: accumulated depreciation                      213,279     195,978
                                                      --------    --------
      Total Land, Buildings and Equipment, net         162,961     159,267

Investment in affiliates and other assets,
   net - Note A                                         12,766      11,526
                                                      --------    --------
Total Assets                                          $310,333    $295,646
                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term debt - Note E                           $ 20,630    $ 23,806
   Accounts payable                                     22,466      17,803
   Payroll related accruals                             11,635      11,833
   Other accruals                                       13,452      13,574
   Income taxes                                          1,385         566
   Current maturities of long-term debt - Note E         1,780       2,051
                                                      --------    --------
      Total Current Liabilities                         71,348      69,633

Long-term debt - Note E                                 33,393      37,009
Deferred income taxes, net and deferred credits         22,138      20,928

Stockholders' Equity - Note A:
   Class A common stock, $1.00 par value
      Authorized 20,000,000 shares; issued and
      outstanding 7,713,051 in 1998 and
      7,667,119 in 1997                                  7,713       7,667
   Class B common stock, $1.00 par value
      Authorized 10,000,000 shares; issued and
      outstanding 4,762,564 in 1998 and
      4,750,063 in 1997                                  4,763       4,750
   Additional paid-in capital                           42,409      41,858
   Retained earnings                                   127,760     110,357
   Cumulative translation adjustments                      809       3,444
                                                      --------    --------
      Total Stockholders' Equity                       183,454     168,076
                                                      --------    --------
Total Liabilities and Stockholders' Equity            $310,333    $295,646
                                                      ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                  Year ended the last day of February
                                                          1998        1997        1996
CASH FLOW FROM OPERATING ACTIVITIES
   Net earnings                                       $ 17,403    $ 15,914    $ 11,251
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                     29,898      28,049      23,406
      (Gain) loss on sale of land, buildings,
      equipment and intangibles                            (47)        (76)     (1,387)
      Income from unconsolidated affiliates               (254)        (62)       (511)
      Changes in assets and liabilities:
         (Increase) in receivables                      (7,364)       (780)     (4,943)
         Decrease (increase) in inventories              1,283      (3,339)     (6,728)
         Increase (decrease) in accounts payable         5,024      (1,983)     (2,042)
         Increase (decrease) in accrued income taxes     1,138       3,455      (1,726)
         Increase in deferred income taxes               2,691       3,303       3,568
         (Increase) decrease in other working capital,
           excluding cash and short-term borrowings     (1,701)      1,231       3,452
                                                      ---------   --------    --------
      Total adjustments                                 30,668      29,798      13,089
                                                      --------    --------    --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES       48,071      45,712      24,340
                                                      --------    --------    --------

CASH FLOW FROM INVESTING ACTIVITIES
   Proceeds from sales of land, buildings and
      equipment                                            229         371       2,014
   Expenditures for land, buildings and equipment      (38,410)    (39,092)    (52,169)
   Dividend from joint venture affiliate                    --       1,050          --
   Other                                                (1,468)       (198)       (701)
                                                      --------    --------    --------
        NET CASH USED BY INVESTING ACTIVITIES          (39,649)    (37,869)    (50,856)
                                                      --------    --------    --------

CASH FLOW FROM FINANCING ACTIVITIES
   (Decrease) increase in short-term debt              (1,699)       2,720       6,219
   Decrease in domestic revolver and
      uncommitted credit facilities                    (7,000)      (6,000)     (3,000)
   Principal payments on long-term debt                (1,981)      (4,116)     (3,863)
   Proceeds from long-term debt                         5,682        1,935      25,000
   Equity and other transactions                          610          540         538
                                                     --------     --------    --------
        NET CASH (USED) PROVIDED BY FINANCING
        ACTIVITIES                                     (4,388)      (4,921)     24,894
                                                     --------     --------    --------
Effect of exchange rate changes on cash flows            (590)        (920)        141
                                                     --------     --------    --------
        NET INCREASE (DECREASE) IN CASH AND
        EQUIVALENTS                                     3,444        2,002      (1,481)
Cash and equivalents, at beginning of year              6,215        4,213       5,694
                                                     --------     --------    --------
        CASH AND EQUIVALENTS, AT END OF YEAR         $  9,659     $  6,215    $  4,213
                                                     ========     ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest (net of amount capitalized)           $  3,143     $  3,983    $  3,702
      Income taxes (net of refunds)                  $  6,248     $  2,040    $  2,143

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                     CLASS A   CLASS B  ADDITIONAL               CUMULATIVE       TOTAL
                                     COMMON    COMMON    PAID-IN    RETAINED    TRANSLATION   STOCKHOLDERS'
Year ended the last day of February   STOCK    STOCK     CAPITAL    EARNINGS    ADJUSTMENTS      EQUITY
-----------------------------------------------------------------------------------------------------------
BALANCE, 1995                         $7,561   $4,712    $40,924    $ 83,192     $  11,238     $ 147,627
  Employee options and stock
   purchase plan                          47       15        476          --            --           538
  Net earnings                            --       --         --      11,251            --        11,251
  Translation adjustments                 --       --         --          --        (1,124)       (1,124)
                                      ------   ------    -------    --------     ---------     ---------
BALANCE, 1996                         $7,608   $4,727    $41,400    $ 94,443     $  10,114     $ 158,292
  Employee options and stock
   purchase plan                          59       23        458          --            --           540
  Net earnings                            --       --         --      15,914            --        15,914
  Translation adjustments                 --       --         --          --        (6,670)       (6,670)
                                      ------   ------    -------    --------     ---------     ---------
BALANCE, 1997                         $7,667   $4,750    $41,858    $110,357     $   3,444     $ 168,076
  Employee options and stock
   purchase plan                          46       13        551          --            --           610
  Net earnings                            --       --         --      17,403            --        17,403
  Translation adjustments                 --       --         --          --        (2,635)       (2,635)
                                      ------   ------    -------    --------     ---------     ---------
BALANCE, 1998                         $7,713   $4,763    $42,409    $127,760     $     809     $ 183,454
                                      ======   ======    =======    ========     =========     =========

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

INVESTMENT IN AFFILIATES
The Company accounts for its investments in 50% owned affiliates in Japan and India by the equity method of accounting. Retained earnings at February 28, 1998 include $7,674 that represents the Company's share of the undistributed earnings of these unconsolidated affiliates.

CASH AND EQUIVALENTS
Cash and equivalents consist of cash and highly liquid securities with original maturities of three months or less. The carrying amount approximates fair value.

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 31% and 32% of the Company's inventories as of the last day of February 1998 and 1997, respectively. For the remaining inventories, cost is determined by the first-in, first-out (FIFO) method. Inventory costs include material, labor and manufacturing overhead.

LAND, BUILDINGS AND EQUIPMENT
Land, buildings and equipment are carried at cost or, in the case of capitalized leases, at the lower of the present value of minimum lease payments or the fair value of the leased property. For financial reporting purposes, depreciation expense is provided on a straight-line basis using estimated useful lives of 5 to 50 years for buildings and improvements and 3 to 12 years for machinery and equipment. Depreciation expense was $29,786, $27,907 and $23,406 for fiscal 1998, 1997 and 1996, respectively. Accelerated depreciation methods are generally used for tax purposes.

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

RESEARCH AND DEVELOPMENT
Research and development (R&D) costs are expensed as incurred. R&D expense was $17,831, $16,251 and $14,411 for fiscal 1998, 1997 and 1996, respectively.

EARNINGS PER SHARE AND CAPITAL STOCK
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", that is effective for periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and also requires restatement of all prior-period earnings per share data presented. Accordingly, earnings per share data for all periods are presented in accordance with SFAS 128.

Under SFAS 128, basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The Company has two classes of common stock: Class A, which is non-voting, and Class B, which has one vote per share. The Class A common could receive dividends without Class B receiving the same amount. However, Class B could not receive dividends without Class A receiving at least the same amount. The options outstanding at February 28, 1998 are on Class A shares (See Note J).
The weighted average shares outstanding for Class A and Class B common stock for the year ending February 28, 1998 are 7,685,009 and 4,760,918, respectively. In the event dividends are declared on one or both classes of common stock, a two-class calculation of EPS will be presented, per the requirements of SFAS 128.
As there were no dividends declared or paid for any of the years presented, the EPS for each class of common stock is the same.

LONG-LIVED ASSETS
The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its intangibles and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset to measure whether the asset is recoverable.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE B: INCOME TAXES

The sources of earnings before income taxes are as follows:

Year ended the last day of February       1998       1997      1996
---------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES
   United States                        $ 13,678   $ 14,552   $ 8,056
   Foreign                                13,709     10,256     6,793

PROVISIONS FOR INCOME TAXES
Current:  Federal and state             $  2,824   $  1,990   $   358
          Foreign                          4,464      4,257     1,582
                                        --------   --------   -------
Current provision                          7,288      6,247     1,940
                                        --------   --------   -------
Deferred: Federal and state                2,064      2,873       657
          Foreign                            632       (226)    1,001
                                        --------   --------   -------
Deferred provision                         2,696      2,647     1,658
                                        --------   --------   -------
Total income tax provision              $  9,984   $  8,894   $ 3,598
                                        ========   ========   =======

Reconciliations of the differences between income taxes computed at federal statutory tax rates and the consolidated provisions for income taxes are as follows:

Year ended the last day of February       1998       1997      1996
---------------------------------------------------------------------
Income taxes computed at federal
   statutory tax rates                   $ 9,585   $  8,683   $ 5,197
Equity in earnings of unconsolidated
   affiliates                                (89)       (22)     (179)
Foreign tax rate differentials               387        490       284
Current taxation of foreign earnings,
   net of foreign tax credit                (100)      (281)     (504)
Change in valuation allowances, net         (117)       (14)     (610)
State tax provisions, net of federal
   benefits                                  633        218      (211)
Other, net                                  (315)      (180)     (379)
                                         -------   --------   -------
Consolidated provisions                  $ 9,984   $  8,894   $ 3,598
                                         =======   ========   =======

For income tax reporting at February 28, 1998, the Company has state tax credit carryforwards of approximately $1,007 that expire in the years 2002 through 2004. The carryforwards will be available to reduce future income tax liabilities.

The tax effects of the significant temporary differences that comprise the deferred tax liabilities and assets follows:

Year ended the last day of February                  1998        1997
------------------------------------------------------------------------
LIABILITIES
   Book versus tax basis of depreciable assets    $  17,868     $ 15,966
   Foreign currency translation                       1,584        2,990
   Other                                              2,870        2,521
                                                  ---------     --------

Gross deferred tax liabilities                       22,322       21,477
                                                  ---------     --------

ASSETS
   Reserves and nondeductible accruals                1,740        1,662
   Undistributed earnings of foreign subsidiaries     1,353        1,425
   Compensation related accruals                      1,670        1,475
   Inventory valuation                                1,413        1,459
   Other                                                503          865
   Valuation allowance for deferred tax assets         (256)        (373)
                                                  ----------    ---------
Net deferred tax assets                               6,423        6,513
                                                  ---------     --------
Net deferred tax liability                        $  15,899     $ 14,964
                                                  =========     ========

The valuation allowances noted above relate to noncurrent tax assets for net operating loss carryforwards due to the uncertainty of realizing the benefit of certain foreign carryforwards. No other valuation allowances are deemed necessary.

NOTE C: SUPPLEMENTARY INCOME STATEMENT INFORMATION

Year ended the last day of February       1998       1997      1996
---------------------------------------------------------------------
Other Income (Expense):
   Earnings of affiliates                $   254   $     62   $   511
   Investment grants                         278        320       344
   Tooling income                            408        838       387
   Foreign exchange                          252        130        (9)
   Gain on sale of assets                     47         76     1,387
   Completed keyboard program                 --        277        --
   Other, net                                (44)     1,093       242
                                         --------  --------   -------

OTHER INCOME, NET                        $ 1,195   $  2,796   $ 2,862
                                         =======   ========   =======

Interest expense                         $ 3,395   $  4,109   $ 3,914
Interest income                             (480)      (322)     (149)
                                         -------   --------   -------
INTEREST EXPENSE, NET                    $ 2,915   $  3,787   $ 3,765
                                         =======   ========   =======

NOTE D: INVENTORIES

The last day of February                             1998         1997
------------------------------------------------------------------------
INVENTORIES
   Raw materials                                   $  9,633      $10,915
   Component parts                                   10,897       10,244
   Work-in-process                                   18,412       19,121
   Finished goods                                    13,126       14,506
                                                   --------      -------
Total inventories                                  $ 52,068      $54,786
                                                   ========      =======

   Excess of replacement cost over the stated
   value of LIFO inventories                       $  4,696      $ 4,844

NOTE E: DEBT

The last day of February                             1998         1997
------------------------------------------------------------------------
SHORT-TERM DEBT
(With domestic and foreign banks)
   Bank loans outstanding                          $ 20,630      $23,806
   Weighted average interest rate                      4.1%         3.8%


LONG-TERM DEBT
Foreign obligations:
   Construction, mortgage and equipment loans (at
      4% to 5.5%, secured by real estate in the
      amount of $10,989 in the Federal Republic
      of Germany) due in periodic installments
      through March 2007                           $  8,846      $ 5,029

   Capital lease obligations payable in installments
      through December 2000 with a weighted average
      interest rate of 8.15%                          1,327        2,031

Domestic obligations:
   Senior unsecured notes, at 6.99%, due in 2007     25,000       25,000

   Borrowings under unsecured revolving credit
      agreement with interest at LIBOR plus
      .375% to .625%, prime rate or competitive
      bid rates                                          --        7,000
                                                   --------      -------
                                                     35,173       39,060
Less current maturities                               1,780        2,051
                                                   --------      -------
Long-term debt                                     $ 33,393      $37,009
                                                   ========      =======

The following principal payments, exclusive of capitalized lease payments, are required during the next five fiscal years: 1999 - $2,446; 2000 - $1,689; 2001 - $1,346; 2002 - $687; 2003 - $687.

The Company has an unsecured, multicurrency revolving credit agreement for $65 million. The interest rate on this agreement is the prime rate or, depending upon the Company's financial performance, LIBOR plus .375% to .625%. The facility has a competitive bid option that can result in interest rates below the stated facility rates. The facility fee is also dependent upon the Company's financial performance and ranges from 1/8 of 1% to 2/10 of 1% of the facility amount. The facility has a maturity of May 12, 2002. The covenants for this credit facility pertain to consolidated net worth, leverage, cash flow coverage and cash flow to debt levels, among others.

The Company has three uncommitted, unsecured credit facilities totaling $33 million. These facilities are utilized when the borrowing rates available under them are below those available under the committed facility. A provision in the multicurrency revolving credit agreement limits the Company's combined domestic borrowings under that facility and the uncommitted facilities to $65 million.

On July 28, 1995, the Company completed a $25 million long-term debt placement with an insurance company in the form of 6.99% Senior Notes, due July 15, 2007 with principal prepayments of $5 million required in years 2003 through 2007. The notes are unsecured and interest is payable semi-annually each January and July. Covenants pertain to consolidated net worth and debt-to-capital ratios, among others.

The Company was in compliance with all covenants under all agreements at February 28, 1998.

As of February 28, 1998, the Company had unused lines of credit available for general corporate purposes of approximately $63.9 million for U.S. operations and $15.9 million for foreign operations.

NOTE F: DERIVATIVE FINANCIAL INSTRUMENTS

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate, foreign exchange and commodity price risks.

The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currency (principally German marks). Gains or losses related to qualifying hedges of foreign currency transactions are recognized in income when the hedged transaction occurs. Other foreign exchange transactions are marked-to-market on a current basis through income. The U. S. dollar equivalent of forward contracts outstanding on the last day of February 1998 and 1997 approximated $5.1 million and $9.5 million, respectively.

The Company also uses derivative contracts to reduce the impact of commodity price changes on the cost of its products. The Company entered into a collar agreement that effectively sets the minimum and maximum price per pound on 2.0 million pounds of copper ranging from a minimum of $.84 per pound to a maximum of $1.00 per pound for the period March 1, 1998, through February 28, 1999. Amounts paid or received under this agreement are recognized as an adjustment to the purchase price of copper. No premium was paid for this contract.

The Company uses variable rate credit lines to finance a portion of its working capital requirements. Borrowings under those credit lines fluctuate throughout the year. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on these borrowings. The Company is party to three separate interest rate cap agreements. Under two agreements, the Company is protected against interest rate increases above 6.0% LIBOR on $10 million of floating rate debt through March 1998. Under the other agreement, the Company is protected against interest rate increases above 7.0% deutsche mark LIBOR on DM 20 million of floating rate debt through December 1999. Amounts received under these agreements are recognized as an adjustment to interest expense. Premiums paid for interest rate cap agreements are amortized to interest expense over the term of the agreements. Unamortized premiums are included in other assets, net in the consolidated balance sheet. On the last day of February 1998 and 1997, unamortized premiums amounted to $164 and $328, respectively.

Counterparties to all of these financial instruments are major financial institutions. Credit loss from counterparty nonperformance is not anticipated.

NOTE G: FAIR VALUE OF FINANCIAL INSTRUMENT

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments.

The last day of February                       1998               1997
-----------------------------------------------------------------------------
                                    CARRYING    FAIR       Carrying    Fair
                                     AMOUNT    VALUE       Amount     Value
-----------------------------------------------------------------------------
FINANCIAL ASSETS
   Other assets, net                $   164    $    22     $  328    $     41
   Currency contracts                  (125)      (125)      (471)       (471)
   Commodity contracts                   --       (147)        --          79

FINANCIAL LIABILITIES
   Long-term debt                   $33,846    $34,792     $37,029   $ 36,358

The carrying amounts shown above are included in the consolidated balance sheet.

The following methods and assumptions were used to estimate fair value of each class of financial instrument:

OTHER ASSETS, NET: The amounts reported relate to the interest rate caps reported in Note F. The carrying amount represents the unamortized premiums paid for the contracts. The fair value is based on its quoted market price as provided by the financial institutions that are counterparty to the caps.

CURRENCY AND COMMODITY CONTRACTS: The fair value of foreign currency and commodity contracts (used for hedging) is estimated by obtaining quotes from the financial institution that is counterparty to the contracts.

LONG-TERM DEBT: The fair value of the Company's long-term debt excludes capitalized leases. The estimated fair value is based on the current rates available to the Company for debt with the same remaining maturities, using the discounted cash flow method.

NOTE H: LEASES

The Company leases automobiles, machinery and equipment, including computers, under noncancelable operating leases that expire over the next nineteen years. Renewal and escalation clauses are not significant. Rent expense was $4,032, $3,787 and $2,778 for fiscal 1998, 1997 and 1996, respectively.

Land, buildings and equipment include capitalized leases of $5,833 and $6,245 less accumulated amortization of $4,421 and $4,145 as of the last day of February 1998 and 1997, respectively.

Future minimum lease payments under capitalized and long-term noncancelable operating leases are as follows:

                                          Capitalized        Operating
                                             Leases            Leases
------------------------------------------------------------------------
1999                                      $       526       $    2,459
2000                                              526            1,758
2001                                              438            1,201
2002                                               --              695
2003                                               --              590
Thereafter                                         --            5,442
                                          -----------       ----------
Total minimum lease payments              $     1,490       $   12,145
                                                            ==========
Less amount representing interest                 163
                                          -----------
Total obligations under capitalized
  leases                                  $     1,327
                                          ===========

NOTE I: CONTINGENCIES

The Company is named in various suits and claims that arise in the normal course of business. Where appropriate, the Company engages legal counsel and disputes these claims. The Company believes that it has meritorious defenses, and, although the ultimate outcomes cannot be determined at the present time, it believes the final disposition of these matters will not materially affect the Company's financial position or results of operations. The Company has no material off-balance-sheet financial risks.

NOTE J: STOCK BASED COMPENSATION PLANS

STOCK OPTION PLANS

In June 1995, the stockholders approved the 1995 Stock Incentive Plan and the 1995 Nonemployee Director Stock Option Plan and reserved for distribution 900,000 and 100,000 shares of Class A Common Stock, respectively. The Stock Incentive Plan also has available for awards 133,560 shares of Class A Common Stock remaining under the Company's 1982 Stock Option Plan.

The 1995 Stock Incentive Plan provides for grants to key employees of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights (SARs) and stock awards, including restricted stock. The maximum number of shares that may be awarded to any participant in any year during the term of the plan is 90,000 shares. The awards may be granted singly, in combination or in tandem. The stock option exercise price may not be less than fair market value on the date of the grant. For SARs granted in tandem with an option, the grant price is equal to the exercise price of the underlying option. For SARs issued independent of any stock option, the grant price is not less than the fair market value of the Class A Common Stock on the date the right is granted. Stock options and SARs are exercisable in installments but not prior to six months nor later than ten years after the grant date. Stock awards may be granted to participants of the plan at no cost to them. Stock awards will be subject to such terms, conditions, restrictions and/or limitations, if any, as deemed appropriate. No more than 180,000 shares may be issued as stock awards not based on performance goals during the term of the plan.

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

The following table summarizes the transactions pursuant to the Company's stock option plans for the three-year period ended February 28, 1998:

                         Options Outstanding         Exercisable Options
--------------------------------------------------------------------------
                                 Weighted Avg.                Weighted Avg.
                        Shares   Exercise Price      Shares   Exercise Price
----------------------------------------------------------------------------
February 28, 1995      106,780          $5.43        88,653           $5.01
   Granted             122,722          14.97
   Exercised           (28,472)          5.21
   Cancelled           (15,334)         14.07
                       -------          -----
February 29, 1996      185,696          11.06        75,794            5.45
                       -------          -----
   Granted             285,377           9.42
   Exercised           (46,972)          4.54
   Cancelled           (11,596)         10.21
   Expired             (4,000)           4.13
                       -------           ----
February 28, 1997      408,505          10.76        61,040           11.89
                       -------          -----
   Granted             171,006          14.21
   Exercised           (40,467)          8.33
   Cancelled           (25,840)         11.22
                       -------          -----
February 28, 1998      513,204         $12.08       145,870          $12.06
                       =======         ======

                                                      Exercisable Options at
   Options Outstanding at February 28, 1998             February 28, 1998
-------------------------------------------------------------------------------
                            Wtd. Avg.
                            Remaining    Wtd. Avg.                     Wtd. Avg.
   Range of                Contractual   Exercise                      Exercise
Exercise Prices   Shares   Life (Years)   Price          Shares          Price
---------------   -------  ------------  --------       -------        --------
$9.25 - 11.625    247,576       8.2      $  9.42         77,135        $  9.39
$11.75 - 14.00    134,692       8.9        13.74          5,122          12.52
$14.125-16.50     130,936       7.9        15.40         63,613          15.25
                  -------       ---      -------         ------        -------
                  513,204       8.3      $ 12.08        145,870        $ 12.06
                  =======       ===      =======        =======        =======

EMPLOYEE STOCK PURCHASE PLANS

The Company sponsors an Employee Stock Purchase Plan that allows eligible employees to contribute a portion of their pay towards the purchase of the Company's Common Stock. Through December 31, 1996, the program was governed by the 1980 Employee Stock Purchase Plan. Under the plan, 35,292 and 33,453 shares of Class A Common Stock were issued at $9.26 and $9.26 per share during fiscal 1997 and 1996, respectively.

In June 1996, the stockholders approved the 1996 Employee Stock Purchase Plan (1996 Plan) to replace the 1980 Plan, effective January 1, 1997. Under the 1996 Plan, an aggregate of 400,000 shares of Class A Common Stock may be sold plus 29,196 shares remaining under the 1980 Plan. The Compensation Committee of the Board of Directors administers the plan and has the authority to establish the annual purchase price and contribution levels within the limitations provided by the plan. For the initial plan year beginning January 1, 1997, the Compensation Committee approved 50,000 shares for issuance, set the purchase price at 95% and limited the maximum employee contribution to five thousand dollars. In fiscal 1998, 17,966 shares were issued at $15.20 per share. At February 28, 1998, 411,230 shares are available for issuance under the plan.

ACCOUNTING

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", applies to the Company for the fiscal year ended the last day of February 1997. SFAS No. 123 requires a fair value-based method to determine the costs of such plans. As allowed by the new standard, the Company continues to account for its stock-based compensation plans under the prior standard of Accounting Principles Board (APB) Opinion No. 25. Had compensation costs been determined consistent with SFAS No. 123, the Company's pro forma net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                        YEAR ENDED THE LAST DAY OF FEBRUARY
---------------------------------------------------------------------------
(In thousands, except share data)         1998       1997      1996
                                         -------   --------   -------
   Net earnings
      As reported                        $17,403    $15,914   $11,251
      Pro forma                           16,566     15,366    11,018

   Basic earnings per share
      As reported                           1.40       1.29       .92
      Pro forma                             1.33       1.24       .90

   Diluted earnings per share
      As reported                           1.39       1.28       .91
      Pro forma                             1.32       1.24       .89

Because SFAS No. 123 does not apply to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average estimated fair value of options granted during fiscal 1998, 1997 and 1996 was $8.58, $5.49 and $7.47, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Year ended the last day of February       1998       1997      1996
---------------------------------------------------------------------
   Risk free interest rate                 6.5%      6.45%     6.33%
   Expected lives in years                 7.56       7.45      6.70
   Expected volatility                    48.6%      46.8%     43.8%
   Dividend                                  --         --        --

NOTE K: EMPLOYEE BENEFIT PLANS

BONUS, DEFERRED COMPENSATION, PROFIT SHARING AND RETIREMENT PLANS

The Company and its operating entities have various bonus, deferred compensation, profit sharing and retirement plans. The Company's bonus plans cover qualified management employees. The payouts of these bonus plans are based on attainment of operating results and other key performance goals. The established Company profit sharing plan covers substantially all employees for the domestic operating entities and is qualified under Section 401(k) of the Internal Revenue Code. It allows for employee and employer contributions. Certain key foreign employees are eligible for a one-time, lump sum payment on retirement or involuntary termination, the amounts of which are accrued over the employee's estimated service. During fiscal 1998, 1997 and 1996, the expenses for these plans were $4,952, $4,630 and $2,980, respectively.

Effective January 1, 1996, the Company established a non-qualified, unfunded deferred compensation program. The program allows designated employees to elect to defer a portion of their annual incentives and base pay for periods of five years to retirement. Participants are provided the same investment options as for the separate 401(k) plan. Any distributions payable under the program are paid from the general assets of the Company. Amounts deferred by participants as of February 28, 1998 were not significant.

NOTE L: EARNINGS PER SHARE DISCLOSURE

Following is a reconciliation of the numerators and the denominators of the basic and diluted EPS computation.

Year ended the last day of February               1998           1997         1996
-------------------------------------------------------------------------------------
(In thousands, except share data)
Numerator:
   Net income available to common stockholders    $17,403        $15,914      $11,251

Denominator:
   Weighted average shares for basic EPS       12,445,927     12,366,471   12,287,459

   Effect of dilutive securities:
      Common stock options                        101,983         58,681       55,512
                                               ----------     ----------   ----------
   Adjusted weighted average shares
   and assumed conversions for diluted EPS     12,547,910     12,425,152   12,342,971

BASIC EPS                                           $1.40          $1.29         $.92

DILUTED EPS                                         $1.39          $1.28         $.91

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

Principal products sold by business segment are summarized as follows:

                                       Automotive   Computer   C&C
-------------------------------------------------------------------
Switches and switch assemblies             X           X        X
Semiconductors                             X           X        X
Keyboards and related products                         X
Electronic controls and displays           X                    X

Two Automotive Market customers individually account for 18.6% and 12.5% of consolidated net sales in fiscal 1998, 18.4% and 12.9% in fiscal 1997 and 16.4% and 12.5% in fiscal 1996.

The Company's principal international operations are conducted in Western Europe with other operations, primarily sales offices, located in Hong Kong, Australia and Japan. The Company also has a smaller manufacturing operation in Mexico.
In fiscal 1998, 1997 and 1996, export sales from the Company's U.S. operations to unaffiliated customers were approximately 11%, 11% and 10% of consolidated sales, respectively. Export sales were to the following geographic areas:

                                          Fiscal 1998   Fiscal 1997 Fiscal 1996
-------------------------------------------------------------------------------
   Canada                                 $  6,579      $  16,140   $  13,928
   Europe                                   19,208         13,746      11,612
   Far East                                 11,277          5,744       7,375
   Mexico, Central and South America        11,791         12,217       7,302
   Other                                       165          1,420       1,112
                                          --------      ---------   ---------
      Total export sales                  $ 49,020      $  49,267   $  41,329
                                          ========      =========   =========

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

BUSINESS SEGMENT INFORMATION
                                                             Consumer &   Eliminations
Fiscal Year                          Automotive    Computer  Commercial   & Corporate  Consolidated
                                     ----------   ---------   ---------   ----------   ------------
1998
   Sales to unaffiliated customers    $ 230,735   $ 115,112   $ 106,208   $       --   $ 452,055
   Intersegment sales                     2,428      25,019       5,850      (33,297)         --
      Total net sales                   233,163     140,131     112,058      (33,297)    452,055
   Earnings from operations              14,775      11,733       4,871       (2,272)     29,107
   Identifiable assets                  149,266      77,460      63,201       20,406     310,333
   Capital expenditures, net             22,750       6,438       9,040           --      38,228
   Depreciation                          14,852       8,327       6,607           --      29,786
1997
   Sales to unaffiliated customers    $ 215,066   $ 116,051   $ 108,475   $       --   $ 439,592
   Intersegment sales                     2,705      25,386       6,315      (34,406)         --
      Total net sales                   217,771     141,437     114,790      (34,406)    439,592
   Earnings from operations              14,461       9,034       5,977       (3,673)     25,799
   Identifiable assets                  135,161      82,481      61,841       16,163     295,646
   Capital expenditures, net             16,270      13,637       8,890           --      38,797
   Depreciation                          13,705       7,667       6,535           --      27,907
1996
   Sales to unaffiliated customers    $ 192,655   $ 124,773   $ 107,253   $       --   $ 424,681
   Intersegment sales                     2,496      22,923       8,197      (33,616)         --
      Total net sales                   195,151     147,696     115,450      (33,616)    424,681
   Earnings from operations               4,649       6,930       7,442       (3,269)     15,752
   Identifiable assets                  124,493      88,652      70,264       19,930     303,339
   Capital expenditures, net             24,933      15,367      10,564           --      50,864
   Depreciation                          10,693       7,120       5,593           --      23,406

GEOGRAPHIC AREA INFORMATION
                                        United               Eliminations
Fiscal Year                             States International & Corporate   Consolidated
                              ---------------------------------------------------------
1998
   Sales to unaffiliated customers    $ 287,772   $ 164,283   $     --    $ 452,055
   Transfers between areas                5,240      28,057    (33,297)          --
      Total net sales                   293,012     192,340    (33,297)     452,055
   Earnings from operations              17,938      13,910     (2,741)      29,107
   Identifiable assets                  176,132     113,411     20,790      310,333
1997
   Sales to unaffiliated customers    $ 270,717   $ 168,875   $     --    $ 439,592
   Transfers between areas                5,862      28,544    (34,406)          --
      Total net sales                   276,579     197,419    (34,406)     439,592
   Earnings from operations              19,630       9,747     (3,578)      25,799
   Identifiable assets                  164,909     114,074     16,663      295,646
1996
   Sales to unaffiliated customers    $ 248,911   $ 175,770   $     --    $ 424,681
   Transfers between areas                4,480      29,136    (33,616)          --
      Total net sales                   253,391     204,906    (33,616)     424,681
   Earnings from operations              12,997       5,758     (3,003)      15,752
   Identifiable assets                  153,903     129,137     20,299      303,339

Net assets, including intercompany balances, of foreign subsidiaries and affiliates were $75,020 (1998), $70,377 (1997), and $74,662 (1996) at each respective year end.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification and information as to Directors is incorporated herein by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

Information concerning the executive officers is set forth at the end of Item 1 in Part I hereof under the caption" Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information concerning executive compensation under the caption "Compensation" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is set forth under the caption "Stock Ownership Information" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Employment Contracts and Change of Control Agreements" and "Loan to Executive Officer" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                 PART IV

ITEM 14. EXHIBITS.  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

   (a)      3. EXHIBITS                               See Index to Exhibits

   (b)         REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed in the last quarter of the Registrant's fiscal year ended the last day of February 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE CHERRY CORPORATION

Date       May 21, 1998                      By    /s/  Dan A. King
    ----------------------------                -----------------------------
                                                        Dan A. King
                                                Vice President of Finance and
                                                Administration, Treasurer and
                                                Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of May 20, 1998:

            Signature                                      Title

By    /s/Peter B. Cherry                           Chairman of the Board,
   -----------------------------                   President and Director
         Peter B. Cherry                        (principal executive officer)

By    /s/  Dan A. King                           Vice President of Finance
   -----------------------------                    and Administration,
           Dan A. King                            Treasurer and Secretary
                                                (principal financial officer)

By    /s/Kevin G. Powers                          Corporate Controller and
   -----------------------------                    Assistant Secretary
         Kevin G. Powers                        (principal accounting officer)

By    /s/Alfred S. Budnick                      Vice President, President of
   -----------------------------                Cherry Semiconductor Corporation
        Alfred S. Budnick                                 and Director

By    /s/Charles W. Denny                                 Director
   -----------------------------
         Charles W. Denny

By    /s/Peter A. Guglielmi                               Director
   -----------------------------
        Peter A. Guglielmi

By    /s/Thomas L. Martin, Jr.                            Director
   -----------------------------
      Dr. Thomas L. Martin, Jr.

By    /s/Robert B. McDermott                              Director
   -----------------------------
       Robert B. McDermott

By    /s/  W. Ed Tyler                                    Director
   -----------------------------
           W. Ed Tyler

By    /s/ Henry J. West                                   Director
   -----------------------------
          Henry J. West

                             THE CHERRY CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED THE LAST DAY OF FEBRUARY 1998, 1997 AND 1996
                             (Dollars in Thousands)
                        Balance                      (A)         Balance
                       Beginning   Charged to     Additions      Close of
                       of Period     Expense    (Deductions)      Period
--------------------------------------------------------------------------
Allowance for Doubtful
   Accounts:

1998                    $  2,245      $  103       $ (380)        $  1,968
                        ========      ======       ========       ========

1997                    $  1,935      $1,247       $ (937)        $  2,245
                        ========      ======       ========       ========

1996                    $  1,818      $  301       $ (184)        $  1,935
                        ========      ======       ========       ========

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

4. a. Multicurrency Credit Agreement as of May 12, 1995 among The Cherry Corporation, the banks party thereto and Harris Trust and Savings Bank as agent, filed as Exhibit 4 to Form 8-K dated May 19, 1995 and is incorporated herein by reference.
         Note Agreement as of July 15, 1995 between The Cherry Corporation and Nationwide Life Insurance Company and Employers Life Insurance Company of Wasua, filed as Exhibit 4 to Form 8-K dated October 10, 1995 and is incorporated herein by reference.
     c. Other instruments defining the rights of holders of other long-term debt of the Registrant are not filed as exhibits because the debt authorized under any such instrument does not exceed 10% of consolidated total assets as of the last day of February 1998. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

10. a.   Employee Stock Purchase Plan, filed as Exhibit A to the
          Registrant's Proxy Statement for 1980 Annual Meeting of Stockholders is incorporated herein by reference. (1)

    b. 1982 Stock Option Plan, filed as Exhibit A to the Registrant's Proxy Statement for 1982 Annual Meeting of Stockholders is incorporated herein by reference. (1)

    c.   Release and final settlement agreement dated May 4, 1992 on agreement for purchase and sale of assets dated May 31, 1991 filed as
          Exhibit 10.c. to 1992 Form 10-K is incorporated herein by reference.
          (1)
    d.   Executive agreement dated May 26, 1992, between Cherry
          Semiconductor Corporation and Alfred S. Budnick filed as Exhibit 4d to 1993 Form 10-K is incorporated herein by reference (1).
    e.   1995 Stock Incentive Plan, filed as Exhibit A to the
          Registrant's Proxy Statement for 1995 Annual Meeting of Stockholders is incorporated herein by reference. (1)
    f.   1995 Nonemployee Director Stock Option Plan, filed as Exhibit B to the Registrant's Proxy Statement for 1995 Annual Meeting of Stockholders is incorporated herein by reference. (1)
    g. 1996 Employee Stock Purchase Plan, filed as Exhibit A to the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference. (1)

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

(2)   Filed herewith.

                          THE CHERRY CORPORATION                  Exhibit 21
                         SUBSIDIARIES OF THE REGISTRANT


                                                STATE OR COUNTRY
NAME OF SUBSIDIARY/DIVISION                      OF ORGANIZATION
-------------------------------------------------------------------

Cherry Electrical Products (1)
   Waukegan, Illinois                           Not Applicable

Cherry Automotive (1)
   Waukegan, Illinois                           Not Applicable

Cherry Semiconductor Corporation
   East Greenwich, Rhode Island                 State of Rhode Island

Cherry Semiconductor International, Inc.
   East Greenwich, Rhode Island                 State of Rhode Island

Cherry GmbH
   Auerbach, Germany                            Federal Republic of Germany

Cherry Electrical Products Limited
   Harpenden, England                           United Kingdom

Cherry SARL
   Paris, France                                France

Cherry spol, s r.o.
   Ostrov, Czech Republic                       Czech Republic

Cherasia Limited
   North Point, Hong Kong                       Hong Kong

Cherry Australia Pty., Ltd.
   Victoria, Australia                          Australia

Cherry de Mexico, S.A. de C.V.
   Juarez, Mexico                               Mexico

(1) Cherry Electrical Products and Cherry Automotive are the only divisions of The Cherry Corporation. The remaining companies listed above are subsidiaries. All entities conduct business in the name indicated.

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

Chicago, Illinois
May 21, 1998