Form 10-Q
period 1998-05-31
CHERRY CORP
filed 1998-07-10
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10Q




     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 1998

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

Number of Common Shares outstanding as of May 31, 1998:
    7,734,199 shares of Class A Common
    4,762,564 shares of Class B Common

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                 May 31,   February 28,
                                                   1998         1998
                                               (Unaudited)    (Note 1)
                                               -----------   ---------
ASSETS:
   Cash and equivalents                            $10,754     $ 9,659
   Receivables, net of allowances                   60,732      63,332
   Inventories (Note 2)                             55,432      52,068
   Prepaid expenses and other current assets        10,367       9,547
                                                  --------    --------
        Total Current Assets                       137,285     134,606

   Land, buildings and equipment, net              171,338     162,961

   Investment in affiliates and other
     assets, net                                    12,159      12,766
                                                  --------    --------

TOTAL ASSETS                                      $320,782    $310,333
                                                  ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Short-term debt                                 $19,498     $20,630
   Accounts payable                                 21,833      22,466
   Payroll related accruals                         14,466      11,635
   Other accruals                                   14,509      13,452
   Income taxes, net                                 2,993       1,385
   Current maturities of long-term debt              1,819       1,780
                                                   -------     -------
        Total Current Liabilities                   75,118      71,348

   Long-term debt                                   33,069      33,393

   Deferred income taxes, net and
     deferred credits                               22,834      22,138

   Stockholders' Equity:
     Class A Common stock                            7,734       7,713
     Class B Common stock                            4,763       4,763
     Additional paid-in capital                     42,616      42,409
     Retained earnings                             134,091     127,760
     Cumulative translation adjustments                557         809
                                                   -------     -------
        Total Stockholders' Equity                 189,761     183,454
                                                   -------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $320,782    $310,333
                                                  ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (Dollars in Thousands Except Share Data)


                                                  Three Months Ended
                                                       May 31,
                                                  --------------------
                                                    1998        1997
                                                  --------    --------
Net Sales                                         $122,665    $114,535

Cost of Products Sold                               85,934      82,010
                                                  --------    --------

   Gross Profit                                     36,731      32,525

Engineering, Distribution and
   Administrative Expenses                          26,381      24,551
                                                  --------    --------

   Earnings from Operations                         10,350       7,974

   Other Income, Net                                   219          98
                                                  --------    --------

Earnings Before Interest and Taxes                  10,569       8,072

Interest Expense, Net                                  676         853
                                                  --------    --------

Earnings before Income Taxes                         9,893       7,219

Income Tax Provision                                 3,562       2,699
                                                  --------    --------

Net Earnings                                      $  6,331    $  4,520
                                                  ========    ========

Earnings per Share
   Basic                                          $    .51    $    .36
                                                  ========    ========
   Diluted                                        $    .50    $    .36
                                                  ========    ========

Average Shares Outstanding
   Basic                                        12,483,267  12,429,122
                                                ==========  ==========
   Diluted                                      12,656,548  12,503,757
                                                ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                            Three Months Ended May 31,
                                            --------------------------
                                                  1998       1997
                                              -----------  ---------
Net Cash Provided by Operating Activities       $  18,686  $  14,249

Cash Flows from Investing Activities:
   Expenditures for Land, Buildings
     and Equipment                                (15,933)    (7,287)
   Other, net                                        (193)       (20)
                                                ---------  ---------
Net Cash Used by Investing Activities             (16,126)    (7,307)
                                                ---------  ---------

Cash Flows From Financing Activities:
   (Decrease) in Short-term Debt                   (2,444)      (352)
   Increase(Decrease) in Domestic Revolver and
     Uncommitted Credit Facilities                  1,000     (7,000)
   Principal Payments on Long-term Debt              (450)      (608)
   Equity and Other Transactions                      228        188
                                                ---------  ---------
Net Cash (Used) Provided by Financing Activities   (1,666)    (7,772)
                                                ---------  ---------

Effect of Exchange Rate Changes on Cash Flows         201         --
                                                ---------  ---------

Net (Decrease) Increase in Cash and Equivalents     1,095       (830)
Cash and Equivalents, at Beginning of Year          9,659      6,215
                                                ---------  ---------

Cash and Equivalents, at End of Period          $  10,754  $   5,385
                                                =========  =========

The accompanying notes are in integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in Thousands)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of May 31, 1998, and the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three months ended May 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 1998, and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1998 Annual Report to Stockholders. The results of operations for the three months ended May 31, 1998 are not necessarily indicative of the operating results for a full year.

2.   INVENTORIES

     Inventory values were as follows:

                               May 31,      February 28,
                                1998           1998
                              ---------      ---------

     Raw materials            $   9,527      $   9,633
     Component parts             11,473         10,897
     Work-in-process             19,689         18,412
     Finished goods              14,743         13,126
                              ---------      ---------
                              $  55,432      $  52,068
                              =========      =========

3.   COMPREHENSIVE INCOME

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Total comprehensive income, consisting of net earnings and foreign currency translation adjustments, net of tax, amounted to $6,079 and $4,996 for the three months ended May 31, 1998 and 1997, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the first quarter of fiscal 1999 were a record $122.7 million, up 7.1 percent from last year's first quarter. The growth was driven by sales to the automotive market which increased 13.5 percent year over year. Switch assemblies supplied to foreign auto manufacturers by our European operations grew by 55.2 percent and were the primary contributor to this growth although domestic sales to this market also increased. Sales of computer market products were up 3.2 percent on stronger sales of power management semiconductors, while sales to the consumer and commercial market were down 1.9 percent on lower shipments of semiconductors for use in analog cellular phones.

Sales from foreign operations increased 19.6 percent from last year led by higher sales to the automotive market. Domestic sales were level with last year with increased automotive sales being offset by lower sales of semiconductors for use in cellular phones.

Operating profit for the first quarter increased to 8.4 percent of sales from
7.0 percent for the comparable period of the prior year. The increase comes primarily from improved utilization of manufacturing and operating resources at the Company's international operations.

Interest expense for the first quarter declined 20.8 percent primarily as a result of lower debt levels.

Consolidated other income for the current quarter increased primarily due to higher customer tooling income.

The consolidated effective income tax rate of 36.0 percent for the current year period is below the 37.4 percent rate of the prior year. The rate decreased primarily from higher foreign tax credits.

Net earnings for the quarter were a record $6.3 million, up 40 percent from $4.5 million last year. Diluted earnings per share of $.50 increased 39 percent from $.36 in the prior year.

Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation could have an impact on future sales, earnings, and financial position of the Company as denominated in U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currencies (primarily German Marks). At May 31, 1998, the U.S. dollar equivalent of forward contracts outstanding approximated $7.6 million.

The Company is being affected by the current strike at General Motors. The Company estimates that as of July 10, 1998, shipments to General Motors have been reduced by approximately $2 million and for each business day the strike continues past that date, that total will increase by approximately $300,000. Prior to a shutdown which had been planned for early July due to customer model year changeovers, the Company temporarily laid off approximately 200 employees at its automotive operations based in Waukegan, Illinois. Should the strike continue beyond the planned shutdown period which will end July 10, temporary layoffs will increase to a cumulative total of approximately 500 employees at the Waukegan facility and at the East Greenwich, Rhode Island semiconductor facility. These temporary layoffs will likely continue until the end of the strike. The Company is currently assessing whether additional temporary layoffs will be needed. Although the financial impact of the strike may be offset somewhat by increased sales that might come from other automotive customers as well as increased sales to General Motors which might occur following a settlement, at this stage it is not possible to predict the ultimate effect the strike will have on the earnings of the Company.

Liquidity and Capital Resources

The Company's consolidated debt to capital ratio declined to 18.7 percent at May 31, 1998, from 20.1 percent at February 28, 1998. Consolidated operations generated $18.7 million in cash for the three month period ended May 31, 1998.

From the funds generated from operations, $15.9 million was invested in buildings and equipment and $1.9 million was used to reduce outstanding borrowings. Domestic operations invested $12.1 million in buildings and equipment while foreign locations invested $3.8 million. The effect of exchange rate changes increased cash flow $200 thousand. Cash increased to $10.8 million at February 28, 1998 from $9.7 million at February 28, 1998.

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

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: The statements made above with respect to the Company's cash flow, liquidity, the impact of the General Motors strike and capital expenditures are forward looking (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933 as amended). Because these forward looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such statements. Factors that could cause actual results to differ materially include, but are not limited to: lower sales growth estimates and their impact on profits and cash flow from operations; disruptions to the continuation of existing operations caused by external factors such as strikes at major customers or suppliers, or natural disasters; economic recessions in North America or Europe; and other factors listed in the Company's Form 10-K for the year ended February 28, 1998.

                    THE CHERRY CORPORATION AND SUBSIDIARIES

                          PART II.   OTHER INFORMATION

Item 5. Other Information

      Stockholders wishing to bring a proposal before the 1999 Annual Meeting of Stockholders (but not include it in the Company's Proxy Statement) must cause written notice of the proposal to be received by the Secretary of the Company at the principal executive offices in Waukegan, Illinois by no later than April 5, 1999.

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

                                   THE CHERRY CORPORATION
                                       (Registrant)



DATE:  July 10, 1998               By: /s/Peter B. Cherry
                                       ------------------
                                          Peter B. Cherry
                                    Chairman of the Board
                                    and President


                                   By: /s/Kevin G. Powers
                                       ------------------
                                          Kevin G. Powers
                                     Corporate Controller
                                     and Assistant Secretary