Form 10-Q
period 1998-08-31
CHERRY CORP
filed 1998-10-13
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 (No Fee Required)

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

Number of Common Shares outstanding as of August 31, 1998:
     7,736,997   shares of Class A Common
     4,762,564   shares of Class B Common

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                    August 31,   February 28,
                                                       1998          1998
                                                   (Unaudited)     (Note 1)
                                                   -----------   ------------
ASSETS:
   Cash and equivalents                              $10,267        $9,659
   Receivables, net of allowances                     56,833        63,332
   Inventories (Note 2)                               60,168        52,068
   Prepaid expenses and other current assets          10,014         9,547
                                                    --------      --------
      Total Current Assets                           137,282       134,606

   Land, buildings and equipment, net                175,798       162,961

   Investment in affiliates and other assets, net     11,735        12,766
                                                    --------      --------

TOTAL ASSETS                                        $324,815      $310,333
                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Short-term debt                                  $ 23,648      $ 20,630
   Accounts payable                                   17,928        22,466
   Payroll related accruals                           13,558        11,635
   Other accruals                                     15,587        13,452
   Income taxes, net                                   1,063         1,385
   Current maturities of long-term debt                1,927         1,780
                                                    --------      --------
      Total Current Liabilities                       73,711        71,348

   Long-term debt                                     36,230        33,393

   Deferred income taxes, net and deferred credits    23,282        22,138

   Stockholders' Equity:
      Class A common stock                             7,737         7,713
      Class B common stock                             4,763         4,763
      Additional paid-in capital                      42,639        42,409
      Retained earnings                              135,610       127,760
      Cumulative translation adjustments                 843           809
                                                    --------      --------
         Total Stockholders' Equity                  191,592       183,454
                                                    --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $324,815      $310,333
                                                    ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (Dollars in Thousands except Share Data)
                                     Three Months Ended        Six Months Ended
                                         August 31,               August 31,
                                    ----------------------  ----------------------
                                        1998       1997        1998        1997
                                    ----------  ----------  ----------  ----------
Net sales                           $  107,664  $  105,776  $  230,329  $  220,311

Cost of products sold                   77,382      77,775     163,316     159,785
                                    ----------  ----------  ----------  ----------

   Gross profit                         30,282      28,001      67,013      60,526

Engineering, distribution and
   administrative expenses              26,964      24,711      53,345      49,262
                                    ----------  ----------  ----------  ----------

   Earnings from operations              3,318       3,290      13,668      11,264

   Other income (expense), net            (247)        429         (28)        527
                                    ----------  ----------  ----------  ----------

Earnings before interest and taxes       3,071       3,719      13,640      11,791

Interest expense, net                      699         677       1,375       1,530
                                    ----------  ----------  ----------  ----------

Earnings before income taxes             2,372       3,042      12,265      10,261

Income tax provision                       853       1,098       4,415       3,797
                                    ----------  ----------  ----------  ----------

Net earnings                        $    1,519  $    1,944  $    7,850  $    6,464
                                    ==========  ==========  ==========  ==========

Earnings per share
   Basic                            $      .12  $      .16  $      .63  $      .52
                                    ==========  ==========  ==========  ==========
   Diluted                          $      .12         .16         .62         .52
                                    ==========  ==========  ==========  ==========

Average shares outstanding
   Basic                            12,499,091  12,444,112  12,491,179  12,436,617
                                    ==========  ==========  ==========  ==========
   Diluted                          12,595,841  12,536,941  12,617,340  12,517,244
                                    ==========  ==========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                                 Six Months Ended August 31,
                                                    1998             1997
                                                 ---------------------------
Net cash provided by operating activities        $   23,593       $  22,351

Cash flows from investing activities:
   Expenditures for land, building and equipment    (29,044)        (16,498)
   Other, net                                           116            (624)
                                                 ----------       ---------
Net cash used by investing activities               (28,928)        (17,122)
                                                 ----------       ---------

Cash flows from financing activities:
   Increase in short-term debt                        2,651             987
   Increase (decrease) in domestic revolver           3,000          (7,000)
   Proceeds from long-term debt                         865           2,874
   Principal payments on long-term debt              (1,097)         (1,086)
   Other equity transactions                            254             238
                                                 ----------       ---------
Net cash used by financing activities                 5,673          (3,987)
                                                 ----------       ---------

Effect of exchange rate changes on cash flows           270            (409)
                                                 ----------       ---------

Net increase in cash and equivalents                    608             833
Cash and equivalents, at beginning of year            9,659           6,215
                                                 ----------       ---------

Cash and equivalents, at end of period           $   10,267       $   7,048
                                                 ==========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of August 31, 1998, and the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three and six months ended August 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1998, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1998 Annual Report to Stockholders. The results of operations for the three and six months ended August 31, 1998 are not necessarily indicative of the operating results for a full year.

2.   INVENTORIES

     Inventory values were as follows:

                                     August 31,       February 28,
                                        1998             1998
                                    -----------       ----------
      Raw materials                 $     9,303       $    9,633
      Component parts                    11,836           10,897
      Work-in-process                    20,456           18,412
      Finished goods                     18,573           13,126
                                    -----------       ----------
                                    $    60,168       $   52,068
                                    ===========       ==========

3.   COMPREHENSIVE INCOME

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Total comprehensive income (loss), consisting of net earnings and foreign currency translation adjustments, net of tax, amounted to $1,805 and ($170) for the three months ended August 31, 1998 and 1997, respectively, and $7,884 and $4,826 for the six months ended August 31, 1998 and 1997, respectively.

4.   NEW ACCOUNTING STANDARD - FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of SFAS No. 133 is required in fiscal years beginning after June 15, 1999, although earlier adoption is permitted as of the beginning of any fiscal quarter beginning after June 16, 1998. The Statement requires the Company to record all derivative instruments, including those embedded in other contracts, on the balance sheet at fair value. Changes in the derivative's fair value must be recognized in current earnings unless specific hedge accounting criteria are met. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not yet determined when it will adopt SFAS No. 133, however, management does not anticipate that adoption of the Statement will have a significant effect on earnings or financial position.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Second quarter sales of $107.7 million for fiscal 1999 established a new record and were 1.8 percent higher than the same quarter of the prior year. The increase was driven by stronger sales at the Company's international operations, which grew by 22 percent over last year. Similar to the first quarter, the largest sales gains were registered by automotive products although sales of computer keyboards increased as well. Second quarter sales by domestic operations decreased 9.0 percent, largely the result of the strike at General Motors which began in early June and ended in late July. The Company estimates that the strike reduced domestic sales by approximately $8 million. Excluding the effects of the strike, sales at the domestic operations would have increased a more modest 2 percent. Domestic sales of computer market products increased on stronger sales of power management semiconductors. This was offset by lower shipments of semiconductors used in analog cellular phones. Sales of automotive switches to domestic customers also decreased, exclusive of the effects of the strike.

Record sales of $230.3 million for the current year six-month period were 4.5 percent higher than the comparable period of the prior year. Sales by foreign operations grew 20.8 percent. Increases occurred across all markets and ranged from 50 percent for automotive products to 4 percent for switch based consumer products. Domestic sales decreased 4.1 percent, a result that was influenced by the GM strike. Excluding the effects of the strike, sales would have increased
1.4 percent with higher sales of power management semiconductors to cumputer customers being somewhat offset by lower sales of semiconductors used in analog cellular phones.

Consolidated operating profit for the second quarter of the current year was 3.1 percent of sales, which is consistent with the comparable period of the prior year. The Company experienced higher gross margins at its international operations largely as a result of increased utilization of those manufacturing facilities and cost reduction programs. Serving to offset some of this was the lower utilization of our domestic manufacturing facilities as a result of the GM strike. The net effect of these developments was a gross margin of 28.1 percent up from 26.5 percent in the prior year. The Company incurred higher operating expenses largely from engineering activities for new product development and marketing efforts to promote those new products. This caused operating expenses as a percent of sales to increase from 23.4 percent to 25.0 percent.

The year-to-date consolidated operating profit margin of 5.9 percent of sales for fiscal 1999 is improved from the 5.1 percent level in the prior year on the strength of the first quarter results.

Consolidated interest expense for the second quarter increased 3.2 percent as a result of higher average borrowing levels, however, six month interest expense for the current year is lower by 10.1 percent.

Consolidated other income and expense for the second quarter was an expense of $.2 versus income of $.4 for the prior year. The current year expense results primarily from foreign exchange losses and the disposal of some unused equipment. The same items account for the change in the six-month other income and expense amounts as well.

The consolidated effective income tax rate of 36.0 percent for the current year six-month period is below the 37.0 percent rate of the prior year. The rate decreased primarily from lower state income taxes and higher foreign tax credits.

Liquidity and Capital Resources

The Company's consolidated debt to capital ratio, net of cash balances increased to 21.2 percent at August 31, 1998 from 20.1 percent at February 28, 1998. Consolidated operations generated $23.6 million in cash for the six month period ended August 31, 1998. Additional cash was provided by net borrowings of $5.4 million, and $.3 from miscellaneous equity transactions.

Of the funds generated above, $29.0 million was invested in buildings and equipment. Domestic operations invested $19.9 million while foreign locations invested $9.1 million.

As a result of the above, cash increased to $10.3 million at August 31, 1998 from $9.7 million at February 28, 1998.

Existing credit facilities and bank lines should be sufficient, together with internally generated cash, to finance the Company's operations.

Future Accounting Changes

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance and will require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not yet determined when it will adopt the new Statement, however, management does not anticipate that the adoption of the Statement will have a significant effect on earnings or financial position.

Market Conditions and Outlook

Capital expenditures are expected to continue at a level of approximately 8 percent to 10 percent of sales. The capital expenditure rate may be revised further as sales growth estimates are updated. Operations are expected to generate enough cash to fund capital expenditures.

Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation could have an impact on future sales, earnings, and financial position of the Company as denominated in U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currencies (primarily German Marks). At August 31, 1998, the U.S. dollar equivalent of forward contracts outstanding approximated $5.0 million.

Year 2000 Compliance

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 failures. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. The Company continues to assess its computer equipment, business computer systems, manufacturing equipment and facilities to prepare for the year 2000. Additionally, customer and supplier relationships are being reviewed to assess and address their plans to become Year 2000 compliant. The Company is using a six-step approach to Year 2000 compliance suggested by the Automotive Industry Action Group: (1) planning and awareness; (2) inventory; (3) risk evaluation and prioritization; (4) remediation (repair, replace or retire); (5) testing; and (6) establishment of post implementation support and reviews, as required. Because of our decentralized organizational structure and related systems, customers and suppliers, Year 2000 project teams and respective leaders are organized by the three main functional operating entities, which are also geographically separate. Project teams at each location include representatives from all functions across the respective entity. Project leaders provide periodic reports to the corporate headquarters. Steps (1) through (3) above are largely complete by all project teams. Remediation and testing are now in progress at all locations. Completion is targeted for February 28, 1999 for two of the three locations, with substantial completion by December 31, 1998. The third location is installing new business software scheduled for completion by June 30, 1999 with other compliance activities targeted for completion by December 31, 1998. In case of unforeseen delays in completing this software conversion on time, repairs to make the existing business software Year 2000 compliant are part of a contingency plan at the third location.

While the Company's efforts to address Year 2000 issues will involve additional costs, the Company believes, based upon currently available information, that it will be able to manage the Year 2000 transition issues within its control without any material adverse effect on the Company's results of operations, cash flows and financial position.

Although the Company is committed to making its operations Year 2000 compliant, it is possible that the Company may be adversely affected by problems encountered by key customers and suppliers. The Company has initiated correspondence with all suppliers, service providers and financial institutions in an effort to determine and assess those parties' Year 2000 compliance status. This involves an on-going process of review, evaluation and follow-up, with priority given to major or critical suppliers. Contingency plans, as needed, may develop from the results of our surveys and most likely will include alternative sourcing. The Company is not likely to develop contingency plans relating to its customers' compliance status. In most cases, our major customers are much larger entities with greater financial resources than the Company. Based upon correspondence from them, we believe they are diligently addressing Year 2000 and will be compliant. However, should problems arise at our customers that would prevent sales to them, the Company would likely respond by taking action to reduce costs during the period of reduced demand. The Company cannot predict the likelihood or extent of a significant disruption in the business of its customers and suppliers or of the economy as a whole, either of which could have a material adverse effect on the Company.

Certain statements in the foregoing Market Conditions and Outlook and Year 2000 Compliance sections and elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could significantly impact future results. A discussion of these risks and uncertainties is contained in the Company's Form 10-K for the year ended February 28, 1998, filed with the Securities and Exchange Commission.

                    THE CHERRY CORPORATION AND SUBSIDIARIES

                          PART II.   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        (a)  The annual meeting of stockholders was held on June 17, 1998.
        (b) Eight directors were elected and received the following Class B stockholder votes:
                                       For          Withheld
                                    ---------       --------
        1.   Peter B. Cherry        4,384,857         2,538
        2.   Alfred S. Budnick      4,384,857         2,538
        3.   Thomas L. Martin, Jr.  4,384,757         2,638
        4.   Robert B. McDermott    4,384,757         2,638
        5.   Peter A. Guglielmi     4,384,857         2,538
        6.   Charles W. Denny       4,384,857         2,538
        7.   W. Ed Tyler            4,384,857         2,538
        8.   Henry J. West          4,384,857         2,538


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

          Exhibit Number                Description of Exhibit
          --------------            ---------------------------------
               27                   Article 5 Financial Data Schedule

        (b)  Reports on Form 8-K

        On June 18, 1998, the Registrant filed a report on Form 8-K under item 5, other events. A press release dated June 17, 1998, announcing first quarter earnings and the impact of the General Motors strike was incorporated by reference.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE CHERRY CORPORATION
                                                (Registrant)

DATE:  October 13, 1998                   By:   Dan A. King
                                                -----------
                                                Dan A. King
                                          Vice President of Finance
                                          and Administration,
                                          Treasurer and Secretary
                                          (Duly authorized officer and
                                          principal financial officer)