Form 10-Q
period 1998-11-30
CHERRY CORP
filed 1999-01-14
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1998

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

Number of Common Shares outstanding as of November 30, 1998:
     7,738,663   shares of Class A Common
     4,762,564   shares of Class B Common

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                   November 30,  February 28,
                                                       1998          1998
                                                   (Unaudited)     (Note 1)
                                                   -----------   ------------
ASSETS:
   Cash and equivalents                             $ 15,218      $  9,659
   Receivables, net of allowances                     66,447        63,332
   Inventories (Note 2)                               59,791        52,068
   Prepaid expenses and other current assets           9,155         9,547
                                                    --------      --------
         Total Current Assets                        150,611       134,606

   Land, buildings and equipment, net                178,858       162,961

   Investment in affiliates and other assets, net     13,244        12,766
                                                    --------      --------

TOTAL ASSETS                                        $342,713      $310,333
                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Short-term debt                                  $ 13,538      $ 20,630
   Accounts payable                                   20,772        22,466
   Payroll related accruals                           15,538        11,635
   Other accruals                                     18,159        13,452
   Income taxes, net                                   2,507         1,385
   Current maturities of long-term debt                2,377         1,780
                                                    --------      --------
         Total Current Liabilities                    72,891        71,348

   Long-term debt                                     41,157        33,393

   Deferred income taxes, net and deferred credits    26,139        22,138

   Stockholders' Equity:
      Class A common stock                             7,739         7,713
      Class B common stock                             4,763         4,763
      Additional paid-in capital                      42,652        42,409
      Retained earnings                              143,800       127,760
      Cumulative translation adjustments               3,572           809
                                                    --------      --------
         Total Stockholders' Equity                  202,526       183,454
                                                    --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $342,713      $310,333
                                                    ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (Dollars in Thousands except Share Data)

                                     Three Months Ended       Nine Months Ended
                                        November 30,             November 30,
                                     -----------------       -----------------

                                       1998       1997        1998        1997
                                    ---------   ---------   ---------   ---------
Net sales                           $ 131,187   $ 120,167   $ 361,516   $ 340,478

Cost of products sold                  89,980      84,528     253,296     244,313
                                    ---------   ---------   ---------   ---------

   Gross profit                        41,207      35,639     108,220      96,165

Engineering, distribution and
   administrative expenses             27,813      25,350      81,158      74,612
                                    ---------   ---------   ---------   ---------

   Earnings from operations            13,394      10,289      27,062      21,553

   Other income, net                       42         296          14         823
                                    ---------   ---------   ---------   ---------

Earnings before interest and taxes     13,436      10,585      27,076      22,376

Interest expense, net                     638         714       2,013       2,244
                                    ---------   ---------   ---------   ---------

Earnings before income taxes           12,798       9,871      25,063      20,312

Income tax provision                    4,608       3,652       9,023       7,449
                                    ---------   ---------   ---------   ---------

Net earnings                        $   8,190   $   6,219   $  16,040   $  12,683
                                    =========   =========   =========   =========

Earnings per share
   Basic                            $     .66   $     .50   $    1.28   $    1.02
                                    =========   =========   =========   =========
   Diluted                          $     .65   $     .49   $    1.27   $    1.01
                                    =========   =========   =========   =========

Average shares outstanding
   Basic                           12,500,377  12,451,608  12,494,223  12,441,578
                                   ==========  ==========  ==========  ==========
   Diluted                         12,658,676  12,587,397  12,589,733  12,537,607
                                   ==========  ==========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                                 Nine Months Ended November 30,
                                                 ------------------------------
                                                    1998             1997
                                                 ----------       ---------
Net cash provided by operating activities        $   42,395       $  41,027

Cash flows from investing activities:
   Expenditures for land, building and equipment    (37,432)        (26,349)
   Other, net                                          (213)         (1,167)
                                                 -----------      ----------
Net cash used by investing activities               (37,645)        (27,516)
                                                 -----------      ----------

Cash flows from financing activities:
   (Decrease) in short-term debt                     (8,102)           (842)
   Increase (decrease) in domestic revolver           8,000          (7,000)
   Proceeds from long-term debt                       1,373           2,857
   Principal payments on long-term debt              (1,624)         (1,543)
   Other equity transactions                            269             295
                                                 -----------      ----------
Net cash used by financing activities                   (84)         (6,233)
                                                 -----------      ----------

Effect of exchange rate changes on cash flows           893            (289)
                                                 -----------      ----------

Net increase in cash and equivalents                  5,559           6,989
Cash and equivalents, at beginning of year            9,659           6,215
                                                 -----------      ----------

Cash and equivalents, at end of period           $   15,218       $  13,204
                                                 ===========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of November 30, 1998, and the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three and nine months ended November 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1998, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1998 Annual Report to Stockholders. The results of operations for the three and nine months ended November 30, 1998 are not necessarily indicative of the operating results for a full year.

2. Inventories

     Inventory values were as follows:

                                    November 30,      February 28,
                                        1998              1998
                                    -----------       ----------

      Raw materials                 $     9,108       $    9,633
      Component parts                    10,421           10,897
      Work-in-process                    18,858           18,412
      Finished goods                     21,404           13,126
                                    -----------       ----------
                                    $    59,791       $   52,068
                                    ===========       ==========

3. Comprehensive Income


In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Total comprehensive income (loss), consisting of net earnings and foreign currency translation adjustments, net of tax, amounted to $10,919 and $6,264 for the three months ended November 30, 1998 and 1997, respectively, and $18,803 and $11,090 for the nine months ended November 30, 1998 and 1997, respectively.


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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Third quarter sales of $131.2 million for fiscal 1999 established a new record and were 9.2 percent higher than the same quarter of the prior year. The increase was driven by stronger sales at the Company's international operations which grew by 19.8 percent over last year. Similar to the first half of the year, the largest sales gains were registered by automotive products although sales of computer keyboards increased as well. Third quarter sales by domestic operations increased 2.7 percent, with sales of computer market products increasing on stronger sales of power management semiconductors. This was offset by lower shipments of semiconductors and switches to automotive customers.

Record sales of $361.5 million for the current year nine month period were 6.2 percent higher than the comparable period of the prior year. Sales by foreign operations grew 20.4 percent. Increases occurred across all markets and ranged from 46.7 percent for automotive products to 8.0 percent for computer keyboards. Domestic sales decreased 1.8 percent, a result that was influenced by the GM strike during the second quarter. Excluding the effects of the strike, sales would have increased 1.9 percent with higher sales of power management semiconductors to computer customers being somewhat offset by lower sales of semiconductors and switches to automotive customers.

Consolidated operating profit for the third quarter of the current year was 10.2 percent of sales, up from 8.6 percent in the prior year. The Company experienced higher gross margins at its international operations largely as a result of increased utilization of those manufacturing facilities and cost reduction programs. This coupled with a modest improvement in domestic gross margins resulted in a consolidated gross margin of 31.4 percent up from 29.7 percent in the prior year. The Company incurred higher operating expenses but they increased only slightly from the prior year as a percent of sales from 21.1 percent to 21.2 percent.

The year-to-date consolidated operating profit margin of 7.5 percent of sales for fiscal 1999 is improved from the 6.3 percent level in the prior year on the strength of improved gross margins.

Consolidated interest expense for the third quarter decreased 10.6 percent as a result of lower average borrowing levels. The year-to-date interest expense for the current year is lower by 10.3 percent.

Consolidated other income and expense for the third quarter and year-to-date are below the comparable amounts of the prior year primarily from foreign exchange losses.

The consolidated effective income tax rate of 36.0 percent for the current year nine month period is below the 36.7 percent rate of the prior year. The rate decreased primarily from lower state income taxes and higher foreign tax credits.

Liquidity and Capital Resources

The Company's consolidated debt to capital ratio, net of cash balances decreased to 17.1 percent at November 30, 1998 from 20.1 percent at February 28, 1998. Consolidated operations generated $42.4 million in cash for the nine month period ended November 30, 1998.

Of the funds generated above, $37.4 million was invested in buildings and equipment. Domestic operations invested $25.7 million while foreign locations invested $11.7 million.

As a result of the above, cash increased to $15.2 million at November 30, 1998 from $9.7 million at February 28, 1998.

On November 17, 1998, the Company commenced a "Dutch Auction" self-tender offer to purchase for cash shares of its Class A and Class B Common Stock. Upon completion of the transaction the Company purchased 1,771,911 and 569,015 shares of Class A and Class B Common Stock, respectively. The purchase price of $36.3 million was paid on December 30, 1998 and was financed with funds borrowed under the Company's multicurrency revolving credit agreement.

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

Market Conditions and Outlook

Although the Company normally experiences a seasonal decline in sales between the third and fourth quarters, it is expected to be more pronounced this year as keyboard customers purchase fewer units while they work down their inventories. The Company is also seeing signs that the slower overall economic conditions that have been present in Europe for the last few quarters appear to be having an impact on its business. These factors coupled with flat to slightly lower sales for domestic operations are expected to result in a greater than normal seasonal decline in sales and earnings for the fourth quarter. Despite the anticipated fourth quarter results, the Company expects that the fiscal year should still be a sales and earnings record continuing its three year trend of improved results.

Capital expenditures are expected to continue at a level of approximately 8 percent to 10 percent of sales. The capital expenditure rate may be revised further as sales growth estimates are updated. Operations are expected to generate enough cash to fund capital expenditures.

Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation could have an impact on future sales, earnings, and financial position of the Company as denominated in U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currencies (primarily German Marks). At November 30, 1998, the U.S. dollar equivalent of forward contracts outstanding approximated $11.5 million.

Year 2000 Compliance

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 failures. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. The Company continues to assess its computer equipment, business computer systems, manufacturing equipment and facilities to prepare for the year 2000. Additionally, customer and supplier relationships are being reviewed to assess and address their plans to become Year 2000 compliant. The Company is using a six-step approach to Year 2000 compliance suggested by the Automotive Industry Action Group: (1) planning and awareness; (2) inventory; (3) risk evaluation and prioritization; (4) remediation (repair, replace or retire); (5) testing; and (6) establishment of post implementation support and reviews, as required. Because of our decentralized organizational structure and related systems, customers and suppliers, Year 2000 project teams and respective leaders are organized by the three main functional operating entities, which are also geographically separate. Project teams at each location include representatives from all functions across the respective entity. Project leaders provide periodic reports to the corporate headquarters. Steps (1) through (3) above are complete by all project teams. Remediation and testing are now in progress at all locations. Completion of (4) and (5) is targeted for February 28 and March 31, 1999 for two of the three locations. The third location is installing new business software scheduled for completion by June 30, 1999 with other remediation and acceptance testing activities targeted for completion by March 31, 1999. In case of unforeseen delays in completing this software conversion on time, repairs to make the existing business software Year 2000 compliant are part of a contingency plan at the third location.

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

                    THE CHERRY CORPORATION AND SUBSIDIARIES

                          PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

          Exhibit Number              Description of Exhibit
          --------------            ---------------------------
               27                   Article 5 Financial Data Schedule

        (b)  Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE CHERRY CORPORATION
                                                (Registrant)



DATE:  January 14, 1999                   By:   Dan A. King
                                             -----------------
                                                Dan A. King



                                          Vice President of Finance
                                          and Administration,
                                          Treasurer and Secretary
                                          (Duly authorized officer and
                                          principal financial officer)