Form 10-K405
period 1999-02-28
CHERRY CORP
filed 1999-05-28
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For this fiscal year ended the Last Day of February, 1999
Commission File Number 0-8955

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

The aggregate market value of the registrant's Class A and Class B Common Stock on April 23, 1999 held by nonaffiliates was approximately $62 million, based on a calculation that 45% of the shares are owned by nonaffiliates and are valued at the closing prices as reported on the Nasdaq National Market tier of The Nasdaq Stock Market on April 23, 1999.

Number of common shares outstanding as of April 23, 1999:
      5,984,329 shares of Class A Common
      4,193,549 shares of Class B Common

                      DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated:                      Part of Form 10-K
-----------------------                      -----------------
Various parts of the Company's Proxy         All of Part III
Statement for its 1999 Annual Meeting

                  INCLUSION OF FORWARD LOOKING INFORMATION

Certain statements under the captions "BUSINESS", "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and elsewhere in this report constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changes in the following: general economic and business conditions, demand for the Company's products, competition, currency fluctuations, interest rate fluctuations, relationships with strategic or major customers, suppliers, joint venture partners and product distributors, cost and availability of raw materials, Year 2000 readiness, technology, domestic and international business legislation and regulations, our ability to obtain adequate financing in the future, operational capabilities due to natural disasters and other unforeseen events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievement expressed or implied by such forward-looking statement.

In addition to the risks and uncertainties of ordinary business operations, the forward looking statements of the Company contained in this Annual Report on Form 10-K are also subject to the following risks and uncertainties:

FOREIGN CURRENCY TRANSLATION

The Company has substantial operations outside of the United States. For fiscal 1999, international operations provided 41% of consolidated sales, 76% of operating profit and comprised 35% of identifiable assets. As a result, fluctuations in currency exchange rates can significantly effect the Company's sales, profitability and financial position when the foreign currencies, primarily German marks, of its international operations are translated into U.S. dollars for financial reporting. Although the Company cannot predict the extent to which currency fluctuations may or will effect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position for locations outside the United States.

CYCLICAL DEMAND FOR PRODUCTS OF THE COMPANY AND RELIANCE ON MAJOR CUSTOMERS

Many of the Company's products are sold to industries that are cyclical and dependent upon economic conditions, consumer confidence or other matters beyond the control of the Company. In particular, the automotive industry, which is sensitive to such factors, is currently the Company's largest market and comprised 50% of consolidated sales in fiscal 1999. The Company believes that increased market penetration and increased electrical and electronic content per vehicle would offset a decline in automotive sales to some extent. However, a significant reduction in automotive production in North America or Western Europe or a loss of a significant portion of business from either of its major customers (General Motors or Ford) could have an adverse effect on the Company's business. The labor strike at General Motors in fiscal 1999 had an adverse effect on Company sales. Future labor strikes at General Motors or other major automotive customers could have an adverse effect on the Company's business. Demand in the computer, consumer and commercial markets served by the Company is also directly related to general economic conditions. Accordingly, a downturn in U.S. or foreign economies could have a negative impact on the Company's results of operations.

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

Cherry's executive offices are located in Waukegan, Illinois, which also contains the operations of the Cherry Automotive division. The other operating division, Cherry Electrical Products, is located in Pleasant Prairie, Wisconsin. Its wholly owned subsidiary companies operate in the following locations: Cherry Semiconductor Corporation, Rhode Island; Cherry GmbH, the Federal Republic of Germany; Cherry Electrical Products Limited, United Kingdom; Cherry SARL, France; Cherasia Limited, Hong Kong; Cherry, spol. s r.o., Czech Republic; Cherry Australia Pty., Ltd., Australia; and Cherry de Mexico S.A. de C.V., Mexico. Additionally, the Company operates in Japan and India through 50% owned affiliates, Hirose Cherry Precision Company Limited and TVS Cherry Private Limited, respectively. The Company operates a branch technical support office in South Korea under the name Cherry Semiconductor International, Inc.



FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Refer to the Business Segment and Geographic Area Information contained in Item 8 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

Cherry has four major business segments:

The Automotive Switches and Modules segment designs, manufactures and sells switches, switch assemblies, sensors and electronic modules for automotive manufacturers and suppliers worldwide. Automobile special-use switches and switch assemblies are used in a variety of applications including latches, safety and direct operated controls, such as door and trunk electric latches, cruise control and overdrive applications, central door locks, power windows, seats and mirrors. Applications for the Company's electronic control modules include power seat adjustments and hydraulic systems for sunroofs and convertible tops. Hall-effect sensors can be used in applications where a magnetically actuated solid state device is desirable, such as a position sensor for occupant safety systems. Automotive products are custom made for major U.S., European and Japanese Tier 1 suppliers and original equipment manufacturers. The Company's automotive customers have generally paid for the tooling and other special manufacturing requirements.

The Semiconductors segment manufactures and sells custom, semi-custom and standard integrated circuits designed using Bipolar and BCDMOS technologies. The Company's semiconductor devices for automotive customers are used in power train controls, body electronics, vehicle control and safety, instrumentation and entertainment electronics. Semiconductor devices for computer customers provide power management solutions for personal computer motherboards, add-on cards and power supplies. The Company's integrated circuits also provide power management solutions for portable communication products and industrial equipment manufacturers.

The Computer Keyboards segment designs, manufactures and sells keyboards and related products for computer applications. Cherry sells standard and advanced performance keyboards for use with personal computers; data entry, point-of-sale and reservation terminals; word processing systems; and other computer input applications. Advanced performance keyboards include integrated magnetic-stripe readers, chip-card readers and/or bar code scanners.

The Switches and Controls segment designs, manufactures and sells switches, sensors, electronic controls and displays, infrared controls and multifunction modules used in appliances, office equipment, postage machines, motorcycle controls, industrial controls, exercise equipment and personal computers. Snap-action switches are generally manufactured to customer specifications by modifying the Company's standard products. Switches are used in various appliances, office equipment and control and measurement device applications. Plasma display products are primarily sold to the entertainment industry as readouts for electronic games. Electronic controls are used in office equipment and appliances. Hall-effect sensors can be used in a wide range of office, industrial and exercise equipment applications to measure speed or position involving harsh environments.

Inflation has not been a material factor in any segment.

MARKETS, MAJOR CUSTOMERS AND SEASONALITY

The Company sells to three markets; the Automotive market, the Computer market and the Consumer and Commercial market. The Automotive market is our largest market and accounts for 50% of total sales while the Computer market and the Consumer and Commercial markets account for 26% and 24% of total sales, respectively, for the year ended February 28, 1999.

The Company's sales are made to Tier 1 and Tier 2 suppliers, original equipment manufacturers, and to independent distributors. In fiscal 1999, sales to the Company's five largest customers accounted for 41.3% of consolidated sales. Of these five largest customers, sales to General Motors and Ford were 15.7% and 10.9%, respectively.

Within the Company's Automotive Switches and Modules segment, three customers account for 63.3% of the segment sales and include General Motors and Ford mentioned above. Ford and General Motors are also major customers in the Semiconductors segment. In fiscal 1999, the Computer Keyboards segment has one customer that accounts for 22.2% of that segment's sales. One customer accounts for 12.3% of the sales for the Switches and Controls segment.

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

COMPETITION

The Company does business in highly competitive markets. The Company believes that it is the second or third largest manufacturer of snap-action switches and automotive special use switches in North America. The Company is the largest non-captive manufacturer of computer keyboards in Europe. Competitors include a large number of independent domestic and foreign suppliers. Certain competitors in each of the Company's markets have substantially greater manufacturing, sales, research and financial resources than the Company. The Company believes that the principal competitive factors in its markets are price, product quality and reliability, the ability to meet customer delivery requirements and to custom design products to customer specifications.

RAW MATERIALS AND ENERGY

In general, raw materials used by the Company are available from several sources. The Company has not experienced significant shortages of raw materials and, to date, sales have not been adversely affected by either raw material or energy shortages.

BACKLOG

Current backlog figures are considered to be firm, but, because the Company does not manufacture pursuant to long-term contracts, purchase orders are generally cancelable - subject to payment by the customer for charges incurred up to the date of cancellation. Cherry Automotive Division does not report nor maintain a backlog number because they ship product based on daily releases from their customers with minimal forecast data. Therefore, the backlog reported below for the Automotive Switches and Modules segment excludes any potential orders for this domestic operation. The automotive backlog for Cherry Semiconductor Corporation is also limited to 16 weeks and represents authorized releases for production from automotive customers. Therefore, the Semiconductor Segment backlog reported below includes limited automotive orders. As a result of the above factors, the following figures should not be considered indicative of sales for an ensuing period.

                                                     Backlog as of
                                                The Last Day of February
             (000's Omitted)                      1999            1998
                                                ---------      ---------
   Automotive Switches and Modules Segment      $  24,679      $  22,607
   Semiconductors Segment                          37,295         41,692
   Computer Keyboards Segment                      34,918         43,023
   Switches and Controls segment                   35,836         32,398
                                                ---------      ---------
                                                $ 132,728      $ 139,720
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

PRODUCT DEVELOPMENT

During the fiscal years ended the last day of February 1999, 1998 and 1997 the Company spent approximately $21.3 million, $17.8 million and $16.3 million on product development, respectively. The customer often pays for the tooling related to their project. The tooling expense, net of amounts rebilled to the customer, is reported in other income as tooling gain or loss.

EMPLOYEES

As of February 28, 1999, the Company employed 4,478 persons.

ENVIRONMENTAL PROTECTION

The Company believes that its manufacturing operations and properties are in material compliance with existing federal, state and local provisions enacted or adopted to regulate the discharge of materials into the environment, or otherwise protect the environment. Such compliance has been achieved without material effect on Cherry's earnings or competitive position.

ITEM 2.   PROPERTIES

Cherry owns and leases manufacturing, warehousing and office space in 16 cities around the world. The Company owns its major facilities that are located in Illinois, Wisconsin, Rhode Island and Germany that comprise 345,000, 153,000, 208,000 and 402,000 square feet, respectively. In addition, the Company also owns a 33,000 square foot facility in England. All owned facilities noted above are used for a combination of production, warehousing and administrative activities. The Company also leases facilities totaling 239,000 square feet, with approximately 83% used for production, assembly and warehousing and the balance primarily for sales activities. The leases expire at various dates through February 2017.

The total owned and leased facilities noted above are currently used by the business segments in the following estimated proportion:

            Automotive Switches and Modules               40%
            Semiconductors                                16%
            Computer Keyboards                            23%
            Switches and Controls                         21%
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

Refer to Item 8 of this Annual Report on Form 10-K for information regarding notes payable secured by real estate and equipment.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Company's executive officers, their ages, business experience, and position and offices as of February 28, 1999.


                                    Term as       Business Experience During
       Name             Age         Officer         the Past Five Years

Peter B. Cherry          51             25        Chairman of the Board since
                                                  1992 and President since 1982

Alfred S. Budnick        61             22        Vice President of the Company
                                                  and President of Cherry
                                                  Semiconductor Corporation
                                                  since 1977.

Klaus D. Lauterbach      56              7        Vice President of the Company
                                                  since June 1992; General
                                                  Manager of Cherry GmbH since
                                                  1990; Assistant General
                                                  Manager prior to 1990.

Dan A. King              49             11        Vice President of Finance and
                                                  Administration since September
                                                  1997; V. P. of Finance since
                                                  June 1995; Secretary in 1993;
                                                  Treasurer and Corporate
                                                  Controller prior to 1993.

Kevin G. Powers          39              3        Corporate Controller and
                                                  Assistant Secretary since June
                                                  1995; Assistant Treasurer
                                                  1993-1995.

Robert G. Terwall        45              2        Vice President of the Company
                                                  since June 1997; General
                                                  Manager of Cherry Electrical
                                                  Products Division since 1986.

Dale F. Reichhart        46              2        Vice President of the Company
                                                  since September 1997; General
                                                  Manager of Cherry Automotive
                                                  Division since 1997; prior to
                                                  1997, Vice President of
                                                  Research and Development and
                                                  New Business Development at
                                                  Huron Plastics.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Cherry Corporation common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbols CHERA and CHERB. As of May 7, 1999, there were approximately 900 holders of record of each class of common stock. The quarterly high and low prices reported on Nasdaq and the dividends paid per common share in the last two fiscal years are shown below:

                           Class A Common               Class B Common
Fiscal 1999           High     Low     Dividend       High     Low    Dividend
   Quarters:
      Fourth         $16.00   $11.50   $  --       $15.50   $12.00   $  --
      Third           16.50     9.00      --        15.38     9.50      --
      Second          17.50    11.75      --        17.31    10.50      --
      First           20.00    16.50      --        19.00    16.25      --
Fiscal 1998
   Quarters:
      Fourth         $17.50   $13.50   $  --       $17.88   $13.25   $  --
      Third           19.00    14.88      --        19.50    14.25      --
      Second          16.50    11.50      --        17.00    12.38      --
      First           15.25    10.13      --        14.50    10.50      --

Quarterly Results (Unaudited)
(Dollars in thousands except per share data)

                                         Gross          Net       Earnings Per  Share
Fiscal Year             Net Sales        Profit       Earnings      Basic   Diluted
1999 in Total           $  474,971     $  137,745   $    18,852   $   1.56  $  1.55
   By Quarters
     Fourth                113,455         29,525         2,812        .26      .26
     Third                 131,187         41,207         8,190        .66      .65
     Second                107,664         30,282         1,519        .12      .12
     First                 122,665         36,731         6,331        .51      .50

1998 in Total           $  452,055     $  127,273   $    17,403   $   1.40     1.39
   By Quarters
     Fourth                111,577         31,108         4,720        .38      .38
     Third                 120,167         35,639         6,219        .50      .49
     Second                105,776         28,001         1,944        .16      .16
     First                 114,535         32,525         4,520        .36      .36

ITEM 6.  SELECTED FINANCIAL DATA

The following summary should be read in conjunction with the consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K:

        (Dollars in thousands except share, per share and employee data)
Year ended the last day of February             1999          1998        1997         1996         1995
SUMMARY OF OPERATIONS
   Net sales                              $  474,971       452,055     439,592      424,681      339,237
   Gross profit                           $  137,745       127,273     119,186      105,189       97,018
   Operating expenses                     $  107,383        98,166      93,387       89,437       73,620
   Earnings from operations               $   30,362        29,107      25,799       15,752       23,398
   Other income, net                      $      982         1,195       2,796        2,862        1,671
   Earnings before interest and taxes     $   31,344        30,302      28,595       18,614       25,069
   Interest expense, net                  $    2,992         2,915       3,787        3,765        3,218
   Earnings before income taxes           $   28,352        27,387      24,808       14,849       21,851
   Income tax provision                   $    9,500         9,984       8,894        3,598        7,028
   Net earnings                           $   18,852        17,403      15,914       11,251       14,823
     As a percent of sales                      4.0%          3.8%        3.6%         2.6%         4.4%
   Return on average stockholders' equity      10.7%          9.9%        9.8%         7.4%        12.3%

OTHER STATISTICS
   Average shares outstanding:
     Basic                                12,105,269   12,445,927   12,366,471   12,287,459   10,882,950
     Diluted                              12,196,670   12,547,910   12,425,152   12,342,971   10,964,277
   Earnings per share
     Basic                                $     1.56         1.40         1.29          .92         1.36
     Diluted                              $     1.55         1.39         1.28          .91         1.35
   Dividends per share                    $       --           --           --           --           --
   Capital expenditures, net              $   48,087       38,228       38,797       50,864       44,736

   Depreciation and amortization          $   33,792       29,898       28,049       23,406       18,768
   Net cash provided by operating
     activities                           $   48,776       48,071       45,712       24,340       23,786

FINANCIAL POSITION
   Cash and equivalents                   $   12,458        9,659        6,215        4,213        5,694
   Working capital                        $   77,431       63,258       55,220       50,734       46,001
   Current ratio                                 2.2          1.9          1.8          1.6          1.7
   Total assets                           $  336,491      310,333      295,646      303,339      261,193
   Long-term debt                         $   75,389       33,393       37,009       44,237       25,863
   Total debt                             $   95,148       55,803       62,866       73,135       48,658
   Stockholders' equity                   $  167,669      183,454      168,076      158,292      147,627
   Stockholders' equity per share         $    16.47        14.71        13.54        12.83        12.03
   Debt-to-Capital ratio (debt, net of cash)   33.0%        20.1%        25.2%        30.3%        22.5%

PER EMPLOYEE DATA
   Average number of employees                 4,466        4,410        4,383        4,193        3,617
   Net sales                              $  106,353      102,507      100,295      101,283       93,790
   Average assets employed                $   72,416       68,705       68,330       67,318       62,862

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in the Company's consolidated statements of operations:

                                         Years ended the last day of February,
                                              1999        1998        1997
------------------------------------------------------------------------------
Sales                                        100.0%      100.0%      100.0%
Cost of sales                                 71.0        71.9        72.9
                                             -----       -----       -----
Gross margin                                  29.0        28.1        27.1
Operating expenses                            22.6        21.7        21.2
                                             -----       -----       -----
Earnings from operations                       6.4         6.4         5.9
Other income, net                               .2          .2          .6
Interest expense, net                           .6          .6          .9
                                           -------     -------     -------
Earnings before income taxes                   6.0         6.0         5.6
Income tax provision                           2.0         2.2         2.0
                                            ------      ------    --------
Net earnings                                   4.0         3.8         3.6
                                            ======      ======      ======

FISCAL 1999 VS. FISCAL 1998

Sales for fiscal 1999 of $475.0 million established a new record and grew 5.1 percent over the prior year. Sales from our international operations grew 17.4 percent and accounted for just over 40 percent of our worldwide sales. Sales from domestic operations decreased 2 percent and accounted for just under 60 percent of worldwide sales.

Sales for the Automotive Switches and Modules segment increased 7.7 percent to $159.1 million in fiscal 1999 compared with $147.7 in fiscal 1998. The sales growth came from foreign operations which now account for 48.1 percent of total segment sales, up from 36.6 percent last year. In Europe, the Company has established itself as a leading supplier of electronic switch assemblies to several door-latch and door-lock manufacturers. Domestically, sales decreased, largely as a result of the General Motors strike which occurred last summer, but also as a result of new product introductions being outpaced slightly by programs which were due to expire.

Sales for the Semiconductors segment were $115.1, an increase of 3.5 percent over fiscal 1998. Approximately 70 percent of this segment's sales are to automotive customers where our products are used in such functions as engine control, ABS brake systems and instrument panel electronics. Sales to automotive customers decreased 3.5 percent largely as a result of the General Motors strike. Absent the strike, sales would have been relatively flat year over year. Sales of our power management products comprise the other 30 percent of this segment's sales. These circuits which we sell to the computer communications and power supply markets, grew 23.7 percent over last year's level.

Sales for the Computer Keyboards segment rose to $103.3 million from $98.2 million, an increase of 5.2 percent. Unit growth occurred for standard keyboards which are most commonly purchased as computer users upgrade their desktop systems as well as for advanced performance keyboards which are most commonly used in commercial applications. Foreign sales account for 78.6 percent of the segment total with the majority of those occurring in Europe.

Sales for the Switches and Controls segment grew 2.7 percent to $97.5 million in fiscal 1999. Approximately 80 percent of this segment's sales consist of our traditional switches which are sold to appliance and office equipment manufacturers. Sales of switch products were up slightly over last year. Our line of electronic interface controls also had modest growth; however, fiscal 1999 did provide us with some additional design wins for future years.

Gross profit margins increased to 29.0 percent from 28.1 percent. The primary factors are the increased utilization of our international manufacturing facilities coupled with cost reductions at all operations.

Consolidated operating expenses increased 9.4 percent to $107.4 million. Increased engineering spending resulted from the Company's efforts to introduce additional power management and sensor products to the market. Additional marketing efforts were also undertaken to increase market awareness of these product offerings, resulting in higher distribution costs. Administration expense increased largely as a result of facility relocations and software conversions as we generally update our facilities and systems.

Other income decreased 17.8 percent to $982 thousand. Increased customer tooling income and investment grants from the German government were more than offset by foreign exchange losses on cross currency transactions.

Net interest expense of $3.0 million increased 2.6 percent over fiscal 1998. Borrowings of $36.6 million were used to finance the Company's Dutch tender which was completed on December 23, 1998.

The effective tax rate for fiscal 1999 was 33.5 percent compared with 36.5 percent last year. The decreased rate results largely from a nonrecurring tax credit derived from the payment of a dividend from the Company's subsidiary in England.

FISCAL 1998 VS. FISCAL 1997

Sales during fiscal 1998 reached a record $452.1 million surpassing fiscal 1997's record of $439.6 million by 2.8 percent. Domestic sales increased 6.3 percent while foreign sales reflected a decrease of 2.7 percent. Underlying the decline in foreign sales was a 12 percent sales increase when measured in the currencies in which these foreign locations operate. This increase, however, was more than offset by weakening of these currencies, principally the German mark, against the U. S. dollar.

Sales for the Automotive Switches and Modules segment grew 5.9 percent to $147.7 million and comprised approximately one-third of total sales. This increase was led by sales of our switches and switch assemblies, which grew $10.7 million to $141.5 million. Sales by our foreign operations grew 12.8 percent to $54.0 million.

The Semiconductors segment reported sales of $111.3 million, an increase of 11.5 percent over fiscal 1997. A large portion of this increase resulted from power management products, which represent the fastest growing family of products in this segment.

Sales for the Computer Keyboards segment totaled $98.2 million and decreased 8.1 percent from last year. Sales increased in unit volume, but much of this increase which occurred at our German operation was offset by the stronger dollar. Competitive pricing, particularly on standard keyboards, also served to offset some of the unit volume increase.

Sales for our Switches and Controls segment increased 1.6 percent to $94.9 million. Sales of our switch products, which account for approximately 80 percent of this segment's total, increased 4.2 percent to $75.9 million.

Gross profit margins improved to 28.1 percent of sales in fiscal 1998 from 27.1 percent last year. The two primary reasons for the improvement are the increased sales volume, which resulted in improved utilization of manufacturing capacity, particularly at our foreign and semiconductor operations, and the growth in higher margin products, particularly power management devices.

Operating expenses of $98.2 million increased 5.1 percent during fiscal 1998. As a percent of sales, operating expenses increased to 21.7 percent in fiscal 1998 from 21.2 percent last year. The primary cause was increased research and engineering expenses which increased $3.9 million to 7.3 percent of sales from
6.6 percent of sales in fiscal 1997. This spending is the result of increased efforts to develop power management devices at our semiconductor operation and the costs associated with new product launches and designs at our domestic automotive switch business. We are also continuing our engineering investments to develop a sensor product line. Distribution and administrative expenses increased in fiscal 1998 but remained stable as a percent of sales.

Other income was $1.2 million for fiscal 1998 compared with $2.8 million for fiscal 1997. A decrease in customer tooling income was largely responsible for this change. Also contributing to the decrease was the recognition in fiscal 1997 of deferred income on a completed keyboard program.

Net interest expense of $2.9 million decreased 23 percent from the $3.8 million reported for fiscal 1997. The decrease is primarily due to reduced average borrowings in fiscal 1998 resulting from the Company's positive cash flow. Interest rates were relatively stable in the U. S. and Germany, which is where the Company maintains its borrowings.

The effective tax rate for fiscal 1998 was 36.5 percent compared with 36 percent last year. The increase is primarily due to higher state taxes and slightly lower foreign tax credits. The higher state taxes result from a shift in our domestic earnings with an increased portion occurring in states with higher tax rates.

Consolidated net earnings were a record $17.4 million, up 9.4 percent from fiscal 1997's previous record of $15.9 million. Diluted earnings per share were $1.39 compared with $1.28 for fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments. The company uses its cash balances and other sources of liquidity to invest in its current businesses and new market opportunities. These investments, along with other actions taken to improve the profit margins of current businesses, are designed to continue the improvement in the Company's financial performance.

Net cash provided by operating activities totaled $48.8 million in fiscal 1999 compared with $48.1 million in fiscal 1998. The primary components of net cash provided by operating activities include the Company's net earnings adjusted for non-cash revenues and expenses; the timing of cash flows relating to operating expenses, sales, and income taxes; and the management of inventory levels.

The Company invested $48.7 million in facilities and equipment in its continuing effort to take advantage of improvements in manufacturing technologies and increase manufacturing capacities when such expenditures were warranted.

In December, 1998 the Company completed its Dutch tender offer for 2.3 million shares of stock at $15.50 per share. The total purchase cost of $36.6 million was financed with the Company's committed credit facility.

Largely as a result of the tender offer, the Company's debt increased to $95.1 million at February 28, 1999. The Company's debt-to-capital ratio, net of cash balances increased from 20.1 percent to 33.0 percent.

At February 28, 1999, the Company had unused lines of credit available of approximately $16 million for domestic operations and $26.7 million for foreign operations. These credit facilities, together with funds generated from future earnings should be sufficient to finance the Company's operations.

MARKET CONDITIONS AND OUTLOOK

Capital expenditures in fiscal 2000 are expected to be at a level of 8 percent to 9 percent of sales. The capital expenditure rate may be revised further as sales growth estimates are updated. Operations are expected to generate enough cash to fund capital expenditures.

Since a significant portion of the Company's manufacturing and sales are overseas, foreign currency exchange rates can have an impact on future sales, earnings, and financial position of the Company when translated into U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currencies (primarily German marks). At February 28, 1999, the U.S. dollar equivalent of forward contracts outstanding approximated $15.9 million.

The economic conditions in Asia have had a limited impact on the Company to date. Less than 10 percent of the Company's sales are in that geographic region, coming primarily from customers whose products are exported to the U.S. and Europe. However, the Company does view this as a region of the world that should be targeted for future growth. Due to the economic uncertainties surrounding this region as well as the companies in this region, the Company will evaluate all potential opportunities carefully.

MARKET RISK

In the normal course of business, the Company is exposed to market risk, including changes in interest rates, currency exchange rates and commodity prices. To manage the volatility relating to these exposures, the Company selectively enters into derivative transactions. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company imports product from its German subsidiary and sells them in the U.
S. This arrangement creates a currency exchange exposure between U. S. dollars and German marks. The Company uses foreign currency forward contracts to manage this exchange rate exposure.

The Company uses copper as a raw material in many of its products. The Company uses a collar to manage fluctuations in the price of this commodity by effectively establishing a maximum (cap) price and a minimum (floor) price for this metal.

The tables below provide information about the company's derivative instruments and other financial instruments that are sensitive to changes in interest rates, currency exchange rates and commodity prices. The financial instruments are grouped by market risk exposure category. Instrument denominations are indicated in parentheses. For instruments denominated in currencies other than the U. S. dollar, the information is presented by its equivalent in U. S. dollars, the Company's reporting currency.

Interest rate risk sensitive instruments as of February 28, 1999 were:

(Dollars in thousands except average interest rate)
                                 Expected Maturity Date (Fiscal Year)
                                 2000       2001       2002      2003        2004     Thereafter     Total   Fair Value


Long-Term Debt:
  Fixed rate ($US)
   Principal amount                      $   264    $   140   $   146     $ 5,152       $20,232   $25,934      $25,825
   Average interest rate                    4.0%       4.0%      4.0%        6.9%          7.0%      6.9%
  Fixed rate (German marks)
   Principal amount            $ 1,737   $ 1,384    $   706   $   706        $706       $ 2,473   $ 7,712      $ 7,616
   Average interest rate          4.8%      4.5%       4.8%      4.8%        4.8%          4.8%      4.7%
  Variable rate ($US)
   Principal amount                                 $43,000                                       $43,000      $43,000
   Average interest rate*                              5.3%                                          5.3%

Short-Term Debt
  Variable rate ($US)
   Principal amount           $ 6,000                                                             $ 6,000     $ 6,000
   Average interest rate*        5.2%                                                                5.2%
  Variable rate ($US)
   Principal amount           $11,458                                                             $11,458     $11,458
   Average interest rate*        4.3%                                                                4.3%

*Average variable rates are based on FY1999 year-end rates. Actual rates may be higher or lower.

Currency exchange rate risk sensitive instruments as of February 28, 1999
(dollars in thousands, except average exchange rate):
                                                 Weighted
                                                 Average
                                       Notional  Exchange    Fair
Expected Maturity Fiscal Year 2000     Amount    Rate        Value
Forward Contracts
  Purchase of German marks             $15,900   1.695       $(600)

Commodity price risk sensitive instruments as of February 28, 1999 (volume in thousands of pounds):

Expected Fiscal Year Maturity          2000      2001
Copper collar contract:
   Fair value                          $(98)
   Contract volume                     1,500     1,500
   Cap price per pound                  $.81      $.81
   Floor price per pound                $.63      $.63

FUTURE ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (March 1, 2000, for the Company). The Company is assessing the effect of SFAS 133 and currently believes it will not have a material effect on its earnings or financial position.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on the accounting treatment of costs related to software obtained or developed for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has evaluated the requirements of SOP 98-1 and believes it will have no material impact on the Company's reported consolidated results of operations, financial position or cash flows.

In April 1998, the AICPA issued SOP 98-5, "Reporting on Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires these costs to be expensed as incurred. SOP 98-5 is effective for years beginning after December 15, 1998. The company is in the process of evaluating the impact of the financial reporting requirements.

YEAR 2000 READINESS

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 failures. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. The Company continues to assess its computer equipment, business computer systems, manufacturing equipment and facilities to prepare for the year 2000. Additionally, customer and supplier relationships are being reviewed to assess and address their plans to become Year 2000 compliant. The Company is using a six-step approach to Year 2000 compliance suggested by the Automotive Industry Action Group: (1) planning and awareness; (2) inventory; (3) risk evaluation and prioritization; (4) remediation (repair, replace or retire); (5) testing; and (6) establishment of post implementation support and reviews, as required. Year 2000 project teams and leaders are organized at each of the Company's four primary operating entities, which manage their respective business computer systems, facilities, customers and suppliers under our decentralized organization structure. Project teams at each location include representatives from all functions across the respective entity. Project leaders provide periodic reports to the corporate headquarters. Steps (1) through (3) above have been completed by all project teams. Remediation (step 4) and acceptance testing (step 5) of critical business systems have been completed at three of the four locations with remaining areas scheduled for completion by June 30, 1999. The fourth location is installing new business software scheduled for completion by September 1, 1999, with remediation and acceptance testing of remaining critical areas targeted for completion by June 30, 1999. In case of unforeseen delays in completing this software conversion on time, repairs to make the existing business software Year 2000 compliant are part of a contingency plan at the fourth location. These repairs are also substantially completed.

While the Company's efforts to address Year 2000 issues will involve additional costs, the Company believes, based upon currently available information, that it will be able to manage the Year 2000 transition issues within its control without any material adverse effect on the Company's results of operations, cash flows and financial position.

Although the Company is committed to making its operations Year 2000 compliant, it is possible that the Company may be adversely affected by problems encountered by key customers and suppliers. The Company has initiated correspondence with all suppliers, service providers and financial institutions in an effort to determine and assess those parties' readiness for Year 2000. This involves an on-going process of review, evaluation and follow-up, with priority given to major or critical suppliers. Contingency plans, as needed, may develop from the results of our surveys and most likely will include alternative sourcing. The Company is not likely to develop contingency plans relating to its customers' compliance status. In most cases, our major customers are much larger entities with greater financial resources than the Company. Based upon correspondence from them, we believe they are diligently addressing their Year 2000 issues and will be compliant. However, should problems arise at our customers that would prevent sales to them, the Company would likely respond by taking action to reduce costs during the period of reduced demand. The Company cannot predict the likelihood or extent of a significant disruption in the business of its customers and suppliers or of the economy as a whole, either of which could have a material adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to "Market Risk" in Item 7 of this Annual Report on Form 10-K for related disclosures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of The Cherry Corporation:

We have audited the accompanying consolidated balance sheets of The Cherry Corporation (a Delaware corporation) and subsidiaries as of the last day of February, 1999 and 1998, and the related consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for each of the three years ended the last day of February, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cherry Corporation and subsidiaries as of the last day of February, 1999 and 1998, and the results of their operations and cash flows for each of the three years ended the last day of February, 1999, in conformity with generally accepted accounting principles.

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

Arthur Andersen LLP
-------------------
Arthur Andersen LLP

Chicago, Illinois
March 31, 1999

                            THE CHERRY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollars in thousands except share and per share data)
                                              Year ended the last day of February
                                                  1999           1998           1997
---------------------------------------------------------------------------------------
SALES AND COSTS
   Net sales                                  $   474,971    $   452,055    $   439,592
   Cost of products sold                          337,226        324,782        320,406
                                              -----------    -----------    -----------
   Gross profit                                   137,745        127,273        119,186
                                              -----------    -----------    -----------

EXPENSES
   Research and engineering                        35,297         33,069         29,135
   Distribution                                    34,685         32,533         31,679
   Administration                                  37,401         32,564         32,573
                                              -----------    -----------    -----------
   Operating expenses                             107,383         98,166         93,387
                                              -----------    -----------    -----------

EARNINGS
   Earnings from operations                        30,362         29,107         25,799
   Other income, net - Note D                         982          1,195          2,796
                                              -----------    -----------    -----------
   Earnings before interest and taxes              31,344         30,302         28,595
   Interest expense, net - Note D                   2,992          2,915          3,787
                                              -----------    -----------    -----------
   Earnings before income taxes                    28,352         27,387         24,808
   Income tax provision - Note C                    9,500          9,984          8,894
                                              -----------    -----------    -----------

   Net earnings                               $    18,852    $    17,403    $    15,914
                                              ===========    ===========    ===========

EARNINGS PER SHARE - Note M
   Basic                                     $       1.56    $      1.40    $      1.29
                                             ============    ===========    ===========
   Diluted                                   $       1.55    $      1.39    $      1.28
                                             ============    ===========    ===========

AVERAGE SHARES OUTSTANDING - Note M
   Basic                                       12,105,269     12,445,927     12,366,471
                                              ===========    ===========    ===========
   Diluted                                     12,196,670     12,547,910     12,425,152
                                              ===========    ===========    ===========

                             THE CHERRY CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             (Dollars in thousands except share and per share data)
                                              Year ended the last day of February
                                                  1999           1998           1997
----------------------------------------------------------------------------------------
Net earnings                                  $    18,852    $    17,403    $    15,914

Other comprehensive income, net of tax - Note N
   Foreign currency translation adjustments         1,379         (2,635)        (6,670)
                                              -----------    -----------    -----------
Other comprehensive income                          1,379         (2,635)        (6,670)
                                              -----------    -----------    -----------

Comprehensive income                          $    20,231    $    14,768    $     9,244
                                              ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands except share and par value data)
                                                      The last day of February
                                                         1999         1998
------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and equivalents                             $  12,458     $  9,659
   Receivables, less allowances of $2,348 and
      $1,968, in 1999 and 1998, respectively           68,021       63,332
   Inventories - Note E                                53,737       52,068
   Prepaid expenses and other current assets            9,467        9,547
                                                      -------     --------
      Total Current Assets                            143,683      134,606

Land, Buildings and Equipment at Cost:
   Land                                                 3,965        3,583
   Buildings and improvements                          91,454       80,021
   Machinery and equipment                            309,688      279,765
   Construction in progress                            10,147       12,871
                                                      -------     --------
                                                      415,254      376,240
   Less: accumulated depreciation                     235,937      213,279
                                                      -------     --------
      Total Land, Buildings and Equipment, net        179,317      162,961

Investment in affiliates and other assets,
  net - Note A                                         13,491       12,766
                                                      -------      -------

TOTAL ASSETS                                        $ 336,491    $ 310,333
                                                     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term debt - Note F                         $  17,458     $ 20,630
   Accounts payable                                    19,683       22,466
   Payroll related accruals                            12,830       11,635
   Other accruals                                      13,622       13,452
   Income taxes                                           358        1,385
   Current maturities of long-term debt - Note F        2,301        1,780
                                                      -------     --------
      Total Current Liabilities                        66,252       71,348

Long-term debt - Note F                                75,389       33,393
Deferred income taxes, net and deferred credits        27,181       22,138

Stockholders' Equity - Note A:
   Class A common stock, $1.00 par value
      Authorized 20,000,000 shares; issued and
      outstanding, including shares in treasury -
      7,759,179 in 1999 and 7,713,051 in 1998           7,759        7,713
   Class B common stock, $1.00 par value
      Authorized 10,000,000 shares; issued and
      outstanding, including shares in treasury -
      4,762,564 in 1999 and 4,762,564 in 1998           4,763        4,763
   Additional paid-in capital                          42,994       42,409
   Retained earnings                                  146,612      127,760
   Accumulated other comprehensive income               2,188          809
                                                      -------     --------
                                                      204,316      183,454
   Less: cost of common stock held in treasury,
      1,771,911 shares of Class A and 569,015
      shares of Class B in 1999; none in 1998         (36,647)          --
                                                      -------     --------

         Total Stockholders' Equity                   167,669      183,454
                                                      -------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 336,491    $ 310,333
                                                     ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                       Year ended the last day of February
                                                          1999        1998        1997
------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net earnings                                     $  18,852     $ 17,403    $ 15,914
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                    33,792       29,898      28,049
      Loss (gain) on sale of land, buildings,
         equipment and intangibles                        544          (47)        (76)
      Income from unconsolidated affiliates              (271)        (254)        (62)
      Changes in assets and liabilities:
         (Increase) in receivables                     (4,459)      (7,364)       (780)
         (Increase) decrease in inventories            (1,053)       1,283      (3,339)
         (Decrease) increase in accounts payable       (2,963)       5,024      (1,983)
         (Decrease) increase in accrued income taxes   (1,104)       1,138       3,455
         Increase in deferred income taxes              1,966        2,691       3,303
         Decrease (increase) in other working capital,
          excluding cash and short-term borrowings      3,472       (1,701)      1,231
                                                      -------     --------    --------
      Total adjustments                                29,924       30,668      29,798
                                                      -------     --------    --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES      48,776       48,071      45,712
                                                      -------     --------    --------

CASH FLOW FROM INVESTING ACTIVITIES
   Proceeds from sales of land, buildings
     and equipment                                        34          229         371
   Expenditures for land, buildings and equipment    (48,665)     (38,410)    (39,092)
   Dividend from joint venture affiliate                  --           --       1,050
   Other                                                   2       (1,468)       (198)
                                                     -------       ------     -------
        NET CASH USED BY INVESTING ACTIVITIES        (48,629)     (39,649)    (37,869)
                                                     -------      -------     -------

CASH FLOW FROM FINANCING ACTIVITIES
   (Decrease) increase in short-term debt             (3,822)      (1,699)      2,720
   Increase (decrease) in domestic revolve            43,000       (7,000)     (6,000)
   Principal payments on long-term debt               (2,167)      (1,981)     (4,116)
   Purchase of treasury shares                       (36,647)          --          --
   Proceeds from long-term debt                        1,377        5,682       1,935
   Equity and other transactions                         631          610         540
                                                     -------      -------     -------
        NET CASH (USED) PROVIDED BY FINANCING
        ACTIVITIES                                     2,372       (4,388)     (4,921)
                                                    --------      -------     -------
Effect of exchange rate changes on cash flows            280         (590)       (920)
                                                     -------      -------     -------
        NET INCREASE IN CASH AND EQUIVALENTS           2,799        3,444       2,002
Cash and equivalents, at beginning of year             9,659        6,215       4,213
                                                     -------     --------    --------
        CASH AND EQUIVALENTS, AT END OF YEAR       $  12,458    $   9,659   $   6,215
                                                     =======     ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest (net of amount capitalized)         $   3,518    $   3,143   $   3,983
      Income taxes (net of refunds)                $   8,067    $   6,248   $   2,040

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                                                                  Accumulated
                                         Class A   Class B   Additional           Other
                                         Common    Common    Paid-In    Retained  Comprehensive  Treasury
Year ended the last day of February      Stock     Stock     Capital    Earnings  Income         Stock       Total
------------------------------------------------------------------------------------------------------------------

Balance, 1996                         $   7,608  $   4,727 $  41,400  $  94,443  $  10,114    $     --   $ 158,292
  Employee options and stock
   purchase plan                             59         23       458         --          --         --         540
  Net earnings                               --         --        --     15,914          --         --      15,914
  Foreign currency
   translation adjustments                   --         --        --         --      (6,670)        --      (6,670)
                                        -------    -------   -------    -------    --------    -------    --------
Balance, 1997                         $   7,667  $   4,750 $  41,858  $ 110,357   $   3,444   $     --   $ 168,076
  Employee options and stock
   purchase plan                             46         13       551         --          --         --         610
  Net earnings                               --         --        --     17,403          --         --      17,403
  Foreign currency
   translation adjustments                   --         --        --         --      (2,635)        --      (2,635)
                                        -------    -------   -------    -------     -------    -------     -------
Balance, 1998                         $   7,713  $   4,763 $  42,409  $ 127,760   $     809   $     --   $ 183,454
  Employee options and stock
   purchase plan                             46         --       585         --          --         --         631
  Net earnings                               --         --        --     18,852          --         --      18,852
  Purchase of common stock                   --         --        --         --          --    (36,647)    (36,647)
  Foreign currency
   translation adjustments                   --         --        --         --       1,379         --       1,379
                                        -------    -------   -------    -------     -------    -------     -------
BALANCE, 1999                         $   7,759  $   4,763 $  42,994  $ 146,612   $   2,188   $(36,647)  $ 167,669
                                        =======    =======   =======    =======     =======    =======     =======

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

REVENUE RECOGNITION
The company recognizes revenue at the date of shipment.

INVESTMENT IN AFFILIATES
The Company accounts for its investments in 50% owned affiliates in Japan and India by the equity method of accounting. Retained earnings at February 28, 1999 include $7,945 representing the Company's share of the undistributed earnings of these unconsolidated affiliates.

CASH AND EQUIVALENTS
Cash and equivalents consist of cash and highly liquid securities with original maturities of three months or less. The carrying amount approximates fair value.

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for approximately 30% and 31% of the Company's inventories as of the last day of February 1999 and 1998, respectively. For the remaining inventories, cost is determined by the first-in, first-out ("FIFO") method. Inventory costs include material, labor and manufacturing overhead.

LAND, BUILDINGS AND EQUIPMENT
Land, buildings and equipment are carried at cost or, in the case of capitalized leases, at the lower of the present value of minimum lease payments or the fair value of the leased property. For financial reporting purposes, depreciation expense is provided on a straight-line basis using estimated useful lives of 5 to 50 years for buildings and improvements and 3 to 12 years for machinery and equipment. Depreciation expense was $33,686, $29,786 and $27,907 for fiscal 1999, 1998 and 1997, respectively. Accelerated depreciation methods are generally used for tax purposes.

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

RESEARCH AND DEVELOPMENT
Research and development ("R&D") costs are expensed as incurred. R&D expense was $21,318, $17,831 and $16,251 for fiscal 1999, 1998 and 1997, respectively.

EARNINGS PER SHARE AND CAPITAL STOCK
Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

The Company has two classes of common stock: Class A, which is non-voting, and Class B, which has one vote per share. The Class A common could receive dividends without Class B receiving the same amount. However, Class B could not receive dividends without Class A receiving at least the same amount. The options outstanding at February 28, 1999 are on Class A shares (See Note K).
The weighted average shares outstanding for Class A and Class B common stock for the year ending February 28, 1999 are 7,437,801 and 4,667,468 respectively. In the event dividends are declared on one or both classes of common stock, a two-class calculation of EPS will be presented. As there were no dividends declared or paid for any of the years presented, the EPS for each class of common stock is the same.

In December 1998, the Company concluded a "Dutch Auction" self-tender offer and acquired 1,771,911 Class A shares and 569,015 Class B shares at an aggregate cost of $36,647. The shares purchased are accounted for as treasury stock and may be used for general corporate purposes.

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



NOTE B: NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company has adopted SFAS No. 130 and has incorporated its requirements into this annual report.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS No. 131 and has provided the disclosures needed to conform to its requirements (See note O).

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on the accounting treatment of costs related to software obtained or developed for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has evaluated the requirements of SOP 98-1 and believes it will have no material impact on the Company's reported consolidated results of operations, financial position or cash flows.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company is assessing the effect of SFAS No. 133 and currently believes it will not have a material effect on its earnings or financial position.

In April 1998, the AICPA issued SOP 98-5, "Reporting on Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires these costs to be expensed as incurred. SOP 98-5 is effective for years beginning after December 15, 1998. The company is in the process of evaluating the impact of the financial reporting requirements.

NOTE C: INCOME TAXES

The sources of earnings before income taxes are as follows:

Year ended the last day of February       1999       1998      1997
-------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES
   United States                      $  4,669   $ 13,678  $ 14,552
   Foreign                              23,683     13,709    10,256

PROVISIONS FOR INCOME TAXES
Current:  Federal and state           $    793   $  2,824   $ 1,990
          Foreign                        8,311      4,464     4,257
                                      --------   --------  --------
Current provision                        9,104      7,288     6,247
                                      --------   --------  --------
Deferred: Federal and state               (276)     2,064     2,873
          Foreign                          672        632      (226)
                                      --------   --------  --------
Deferred provision                         396      2,696     2,647
                                      --------   --------  --------
     Total income tax provision       $  9,500   $  9,984  $  8,894
                                      ========   ========  ========

Reconciliation of the differences between income taxes computed at federal statutory tax rates and the consolidated provisions for income taxes are as follows:

Year ended the last day of February       1999        1998       1997
---------------------------------------------------------------------
Income taxes computed at federal
   statutory tax rates                   $ 9,923   $  9,585  $  8,683
Foreign tax rate differentials             1,396        387       490
Foreign tax rebate coincident with
   repatriation of foreign earnings         (737)        --        --
Research and development tax credit         (480)      (231)     (152)
Current taxation of foreign earnings,
   net of foreign tax credit                (347)      (100)     (281)
State tax provisions, net of federal
   benefits                                   48        633       218
Equity in earnings of unconsolidated
   affiliates                                (95)       (89)      (22)
Other, net                                  (208)      (201)      (42)
                                         --------  --------- ---------
     Consolidated provisions             $ 9,500   $  9,984  $  8,894
                                         =======   ========  ========

For income tax reporting at February 28, 1999, the Company has state tax credit carryforwards of approximately $1,344 that expire in the years 2003 through 2006. The carryforwards will be available to reduce future income tax liabilities.

In fiscal 1999, the Company's subsidiary in England remitted a dividend of $8,695 that resulted in a net tax benefit of $737.

The tax effects of the significant temporary differences that comprise the deferred tax liabilities and assets follows:

Year ended the last day of February                  1999        1998
---------------------------------------------------------------------
LIABILITIES
   Book versus tax basis of depreciable assets    $  20,112     $ 17,868
   Foreign currency translation                       1,969        1,584
   Other                                              2,978        2,870
                                                  ---------     --------

Gross deferred tax liabilities                       25,059       22,322
                                                  ---------     --------

ASSETS
   Reserves and nondeductible accruals                2,517        1,740
   Inventory valuation                                2,270        1,413
   Compensation related accruals                      2,004        1,670
   Undistributed earnings of foreign subsidiaries     1,038        1,353
   Other                                                625          503
   Valuation allowance for deferred tax assets         (233)        (256)
                                                  ----------    ---------
Net deferred tax assets                               8,221        6,423
                                                  ---------     --------
Net deferred tax liability                        $  16,838     $ 15,899
                                                  =========     ========

The valuation allowances noted above relate to noncurrent tax assets for net operating loss carryforwards due to the uncertainty of realizing the benefit of certain foreign carryforwards. No other valuation allowances are deemed necessary.

NOTE D: SUPPLEMENTARY INCOME STATEMENT INFORMATION

Year ended the last day of February        1999        1998      1997
---------------------------------------------------------------------
Other Income (Expense):
   Earnings of affiliates                $   271   $    254  $     62
   Investment grants                         469        278       320
   Tooling income                            899        408       838
   Foreign exchange                         (426)       252       130
   (Loss) gain on sale of assets            (544)        47        76
   Completed keyboard program                 --         --       277
   Other, net                                313        (44)    1,093
                                         -------   --------- --------

OTHER INCOME, NET                        $   982   $  1,195  $  2,796
                                         =======   ========  ========


Interest expense                         $ 3,727   $  3,395  $  4,109
Interest income                             (735)      (480)     (322)
                                         --------  --------  --------
INTEREST EXPENSE, NET                    $ 2,992   $  2,915  $  3,787
                                         =======   ========  ========

NOTE E: INVENTORIES

The last day of February                              1999          1998
------------------------------------------------------------------------
INVENTORIES
   Raw materials                                   $  8,171     $  9,633
   Component parts                                    8,230       10,897
   Work-in-process                                   20,006       18,412
   Finished goods                                    17,330       13,126
                                                   --------     --------
Total inventories                                  $ 53,737     $ 52,068
                                                   ========     ========

   Excess of replacement cost over the stated
   value of LIFO inventories                       $  4,528     $  4,696

NOTE F: DEBT

The last day of February                              1999          1998
------------------------------------------------------------------------
SHORT-TERM DEBT
(With domestic and foreign banks)
   Bank loans outstanding                          $ 17,458     $ 20,630
   Weighted average interest rate                      4.6%         4.1%

LONG-TERM DEBT
Foreign obligations:
   Construction, mortgage and equipment loans (at
      4% to 5.5%, secured by real estate in the
      amount of $11,300 in the Federal Republic
      of Germany) due in periodic installments
      through March 2007                           $  7,712     $  8,846

   Capital lease obligations payable in installments
      through December 2000 with a weighted average
      interest rate of 1.23%                          1,044        1,327

Domestic obligations:
   Equipment loans at 4%, secured in the
      amount of $1,000, due in periodic
      installments through October 2005                 934           --



   Senior unsecured notes, at 6.99%, due in 2007     25,000       25,000

   Borrowings under unsecured revolving credit agreement
      with interest at LIBOR plus .375% to .625%,
      prime rate or competitive bid rates            43,000           --
                                                   --------     --------
                                                     77,690       35,173
Less current maturities                               2,301        1,780
                                                   --------     --------
Long-term debt                                     $ 75,389     $ 33,393
                                                   ========     ========

The following principal payments, exclusive of capitalized lease payments, are required during the next five fiscal years: 2000 - $1,737; 2001 - $1,648; 2002 - $846; 2003 - $43,852; 2004 - $5,858; thereafter - $22,705.

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

In conjunction with the construction of a new manufacturing facility in Wisconsin the Company obtained $1 million in financing from the State of Wisconsin and the local business development group. The loan agreements are
dated May 19, 1998.   The promissory notes have terms of seven years, are
secured by equipment at the new facility, bear interest at a rate of 4% and require monthly installments through July 2005 and October 2005, respectively. Covenants pertain to employment guarantees at the new facility, among others.

The Company was in compliance with all covenants under all agreements at February 28, 1999.

As of February 28, 1999, the Company had unused lines of credit available for general corporate purposes of approximately $16 million for U.S. operations and $26.7 million for foreign operations.

NOTE G: DERIVATIVE FINANCIAL INSTRUMENTS

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate, foreign exchange and commodity price risks.

The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currency (principally German marks). Gains or losses related to qualifying hedges of foreign currency transactions are recognized in income when the hedged transaction occurs. Other foreign exchange transactions are marked-to-market on a current basis through income. The U. S. dollar equivalent of forward contracts outstanding on the last day of February 1999 and 1998 approximated $15.9 million and $5.1 million, respectively.

The Company also uses derivative contracts to reduce the impact of commodity price changes on the cost of its products. The Company entered into a collar agreement that effectively sets the minimum and maximum price per pound on 125 thousand pounds of copper per month ranging from a minimum of $.63 per pound to a maximum of $.81 per pound for the period March 1, 1999 through February 28, 2001. The Company also has a collar agreement that sets the minimum and maximum price per ounce on 25 thousand ounces of silver per month ranging from a minimum of $4.80 per ounce to a maximum of $5.96 per ounce for the period from July I, 1998 through June 30, 1999. Amounts paid or received under these agreements are recognized as an adjustment to the purchase price of the metal. No premium was paid for these contracts.

The Company uses variable rate credit lines to finance a portion of its working capital requirements. Borrowings under those credit lines fluctuate throughout the year. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on these borrowings. The Company is party to one separate interest rate cap agreement, which protects against interest rate increases above 7.0% deutsche mark LIBOR on DM 20 million of floating rate debt through December 1999. Amounts received under this agreement are recognized as an adjustment to interest expense. Premiums paid for interest rate cap agreements are amortized to interest expense over the term of the agreements. Unamortized premiums are included in the consolidated balance sheet under the caption other assets, net. On the last day of February 1999 and 1998, unamortized premiums amounted to $84 and $164, respectively.

Counterparties to all of these financial instruments are major financial institutions. Credit loss from counterparty nonperformance is not anticipated.

NOTE H: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments.

The last day of February         1999                   1998
-------------------------------------------------------------------------
                                 CARRYING   FAIR        Carrying    Fair
                                 AMOUNT     VALUE       Amount      Value
                                 -------    -------     -------   -------
FINANCIAL ASSETS
   Other assets, net           $      84   $     21   $    164   $     22
   Currency contracts               (600)      (600)      (125)      (125)
   Commodity contracts                --       (105)        --       (147)

FINANCIAL LIABILITIES
   Long-term debt              $  76,646   $  76,441  $  33,846 $  34,792

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

NOTE H: LEASES

The Company leases automobiles, machinery and equipment, including computers, under noncancelable operating leases that expire over the next eighteen years. Renewal and escalation clauses are not significant. Rent expense was $4,379, $4,280 and $3,787 for fiscal 1999, 1998 and 1997, respectively.

Land, buildings and equipment include capitalized leases of $3,267 and $5,833 less accumulated amortization of $2,293 and $4,421 as of the last day of February 1999 and 1998, respectively.

Future minimum lease payments under capitalized and long-term noncancelable operating leases are as follows:

                                          Capitalized        Operating
                                             Leases            Leases
                                          ------------      ------------
2000                                      $      573        $    3,374
2001                                             483             2,614
2002                                              --             1,426
2003                                              --             1,106
2004                                              --               938
Thereafter                                        --             8,237
                                          ----------        ----------
Total minimum lease payments              $    1,056        $   17,695
                                                            ==========
Less amount representing interest                 12
                                          ----------
Total obligations under capitalized
  leases                                  $    1,044
                                              ======

NOTE J: CONTINGENCIES

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

The following table summarizes the transactions pursuant to the Company's stock option plans for the three-year period ended February 28, 1999:

                           Options Outstanding          Exercisable Options
---------------------------------------------------------------------------
                                 Weighted Avg.               Weighted Avg.
                        Shares   Exercise Price     Shares   Exercise Price
---------------------------------------------------------------------------
February 29, 1996      185,696         $11.06        75,794           $5.45
                       -------         ------
   Granted             285,377           9.42
   Exercised           (46,972)          4.54
   Cancelled           (11,596)         10.21
   Expired              (4,000)          4.13
                       --------          ----
February 28, 1997      408,505          10.76        61,040           11.89
                       -------          -----
   Granted             171,006          14.21
   Exercised           (40,467)          8.33
   Cancelled           (25,840)         11.22
                       --------         -----
February 28, 1998      513,204          12.08       145,870           12.06
                       -------          -----
   Granted             276,716          16.34
   Exercised           (26,578)         10.46
   Cancelled           (16,031)         14.64
                       -------          -----
February 28, 1999      747,311         $13.66       291,725         $12.18
                       =======         ======

                                                         Exercisable Options at
   Options Outstanding at February 28, 1999               February 28, 1999
-------------------------------------------------------------------------------
                               Wtd. Avg.
                               Remaining       Wtd. Avg.                   Wtd. Avg.
   Range of                    Contractual     Exercise                    Exercise
Exercise Prices   Shares       Life (Years)    Price        Shares         Price
---------------   -------      ------------    --------     ---------      ---------
$9.25 - 11.625    225,991       7.23           $  9.44         141,052       $  9.40
$11.75 - 14.00    133,692       8.04             13.73         46,604          13.64
$14.125-19.00     387,628       8.36             16.09         104,069         15.30
                  -------       ----           -------         -------       -------
                  747,311       7.96           $ 13.66         291,725       $ 12.18
                  =======       ====           =======         =======       =======

EMPLOYEE STOCK PURCHASE PLANS

The Company sponsors an Employee Stock Purchase Plan that allows eligible employees to contribute a portion of their pay towards the purchase of the Company's common stock. Through December 31, 1996, the program was governed by the 1980 Employee Stock Purchase Plan. Under the plan, 35,292 shares of Class A common stock were issued at $9.26 per share during fiscal 1997.

In June 1996, the stockholders approved the 1996 Employee Stock Purchase Plan (1996 Plan) to replace the 1980 Plan, effective January 1, 1997. Under the 1996 Plan, an aggregate of 400,000 shares of Class A common stock may be sold plus 29,196 shares remaining under the 1980 Plan. The Compensation Committee of the Board of Directors administers the plan and has the authority to establish the annual purchase price and contribution levels within the limitations provided by the plan. For the initial plan year beginning January 1, 1997, the Compensation Committee approved 50,000 shares for issuance, set the purchase price at 95% and limited the maximum employee contribution to five thousand dollars. Under the plan, 19,516 and 17,966 shares were issued at $13.06 and $15.20 per share during fiscal 1999 and 1998, respectively. At February 28, 1999, 391,680 shares are available for issuance under the plan.

ACCOUNTING

SFAS No. 123, "Accounting for Stock-Based Compensation", requires a fair value based method to determine the costs of such plans. As allowed by the standard, the Company continues to account for its stock-based compensation plans under the prior standard of Accounting Principles Board (APB) Opinion No. 25. Had compensation costs been determined consistent with SFAS No. 123, the Company's pro forma net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                        YEAR ENDED THE LAST DAY OF FEBRUARY
---------------------------------------------------------------------------
(In thousands, except share data)          1999          1998          1997
                                        -------       -------       -------
   Net earnings
            As reported                 $18,852       $17,403       $15,914
            Pro forma                    17,620        16,566        15,366

   Basic earnings per share
            As reported                    1.56          1.40          1.29
            Pro forma                      1.46          1.33          1.24

   Diluted earnings per share
            As reported                    1.55          1.39          1.28
            Pro forma                      1.44          1.32          1.24

Because SFAS No. 123 does not apply to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average estimated fair value of options granted during fiscal 1999, 1998 and 1997 was $9.38, $8.58 and $5.49, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Year ended the last day of February       1999        1998       1997
---------------------------------------------------------------------
   Risk free interest rate                5.69%       6.5%      6.45%
   Expected lives in years                 7.07       7.56       7.45
   Expected volatility                    48.9%      48.6%      46.8%
   Dividend                                 --         --        --

NOTE L: EMPLOYEE BENEFIT PLANS

BONUS, DEFERRED COMPENSATION, PROFIT SHARING AND RETIREMENT PLANS

The Company and its operating entities have various bonus, deferred compensation, profit sharing and retirement plans. The Company's bonus plans cover qualified management employees. The payouts of these bonus plans are based on attainment of operating results and other key performance goals. The established Company profit sharing plan covers substantially all employees for the domestic operating entities and is qualified under Section 401(k) of the Internal Revenue Code. It allows for employee and employer contributions. Certain key foreign employees are eligible for a one-time, lump sum payment on retirement or involuntary termination, the amounts of which are accrued over the employee's estimated service. During fiscal 1999, 1998 and 1997, the expenses for these plans were $4,500, $4,952 and $4,630, respectively.

Effective January 1, 1996, the Company established a non-qualified, unfunded deferred compensation program. The program allows designated employees to elect to defer a portion of their annual incentives and base pay for periods of five years to retirement. Participants are provided the same investment options as for the separate 401(k) plan. Any distributions payable under the program are paid from the general assets of the Company. Amounts deferred by participants as of February 28, 1999 were not significant.

NOTE M: EARNINGS PER SHARE DISCLOSURE

Following is a reconciliation of the numerators and the denominators of the basic and diluted EPS computation.

Year ended the last day of February                  1999           1998           1997
---------------------------------------------------------------------------------------
(In thousands, except share data)
Numerator:
   Net income available to common stockholders    $18,852        $17,403        $15,914

Denominator:

   Weighted average shares for basic EPS       12,105,269     12,445,927     12,366,471

   Effect of dilutive securities:
      Common stock options                         91,401        101,983         58,681
                                              -----------    -----------    -----------

   Adjusted weighted average shares
   and assumed conversions for diluted EPS     12,196,670     12,547,910     12,425,152

BASIC EPS                                           $1.56          $1.40          $1.29

DILUTED EPS                                         $1.55          $1.39          $1.28

NOTE N: OTHER COMPREHENSIVE INCOME

The income tax expense (benefit) allocated to each component of other comprehensive income follows:

Year ended the last day of February                  1999            1998           1997
----------------------------------------------------------------------------------------
Foreign currency translation adjustments:
   Before tax amount                          $     1,722    $    (3,946)   $    (9,434)
   Tax (expense) benefit                             (343)         1,311          2,764
                                              ------------   -----------    -----------
   Net-of-tax amount                          $     1,379    $    (2,635)   $    (6,670)
                                              ===========    ===========    ===========

NOTE O: SEGMENT INFORMATION

BUSINESS SEGMENT INFORMATION

The Company designs and manufactures a wide range of electrical, electronic and semiconductor components which it sells to original equipment manufacturers, Tier 1 suppliers and distributors through four business segments: Automotive Switches and Modules, Semiconductors, Computer Keyboards, and Switches and Controls. These business segments also represent the Company's principal products, which are sold into three markets as follows:

                                                               Consumer &
                                       Automotive   Computer   Commercial
Business Segment                         Market      Market    Market
----------------                         ------      ------    ----------
Automotive Switches and Modules            X
Semiconductors                             X           X           X
Computer Keyboards                                     X
Switches and Controls                                  X           X

Two Automotive Market customers individually accounted for 15.7% and 10.9% of consolidated net sales in fiscal 1999, 18.6% and 12.5% in fiscal 1998 and 18.4% and 12.9% in fiscal 1997.

The Company's principal international operations are conducted in Germany. Other manufacturing operations in Western Europe include smaller facilities in England and the Czech Republic. Other operations, primarily sales offices, are located in France, Hong Kong, and Australia. The Company also has a smaller manufacturing operation in Mexico. In fiscal 1999, 1998 and 1997, export sales from the Company's U.S. operations to unaffiliated customers were approximately 13.6%, 13.9% and 12.3% of consolidated sales, respectively. Export sales were to the following geographic areas:

                                          FISCAL 1999  Fiscal 1998  Fiscal 1997
-------------------------------------------------------------------------------
   Europe                                 $   23,995     $ 25,162     $ 20,946
   Canada                                     16,021       23,966       23,092
   Far East                                   16,441       10,452        5,744
   Mexico, Central and South America           7,326        2,900        2,800
   Other                                         618          338        1,420
                                          ----------     --------     --------
      Total export sales                  $   64,401     $ 62,818     $ 54,002
                                          ==========     ========     ========

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

BUSINESS SEGMENT INFORMATION
                                    Automotive
                                    Switches                     Computer     Switches     Eliminations
Fiscal Year                         & Modules   Semiconductors   Keyboards    & Controls   & Corporate    Consolidated
                                    ---------   --------------   ---------    ----------   ------------   ------------
1999
  Sales to unaffiliated customers  $  159,069     $  115,093    $  103,340    $  97,469    $       --      $   474,971
  Intersegment sales                       --          1,734            --        1,377        (3,111)              --
   Total net sales                    159,069        116,827       103,340       98,846        (3,111)         474,971
  Earnings from operations              6,677          9,793        17,072        1,086        (4,266)          30,362
  Identifiable assets                  95,919         98,234        62,632       55,468        24,238          336,491
  Capital expenditures, net            13,743         16,257         5,582       12,505            --           48,087
  Depreciation                         11,518         10,031         6,349        5,770            18           33,686

1998
  Sales to unaffiliated customers  $  147,715     $  111,232    $   98,242    $  94,866    $       --      $   452,055
  Intersegment sales                       --          1,803            --        1,643        (3,446)              --
   Total net sales                    147,715        113,035        98,242       96,509        (3,446)         452,055
  Earnings from operations              4,510         11,867        11,288        4,583        (3,141)          29,107
  Identifiable assets                  86,925         89,702        64,053       49,247        20,406          310,333
  Capital expenditures, net            14,286         11,321         5,078        7,543            --           38,228
  Depreciation                          8,549          8,438         7,308        5,491            --           29,786

1997
  Sales to unaffiliated customers  $  139,471     $   99,800    $  106,927    $  93,394     $      --       $  439,592
  Intersegment sales                       --          2,101            --        1,632        (3,733)              --
   Total net sales                    139,471        101,901       106,927       95,026        (3,733)         439,592
  Earnings from operations              5,776         10,509         8,026        5,161        (3,673)          25,799
  Identifiable assets                  73,083         86,589        73,037       46,774        16,163          295,646
  Capital expenditures, net            10,324          7,821        13,169        7,483            --           38,797
  Depreciation                          8,050          7,440         7,221        5,196            --           27,907

GEOGRAPHIC AREA INFORMATION
                                       United                  Other          Eliminations
Fiscal Year                            States       Germany    International  & Corporate   Consolidated
                                       ------       -------    -------------  -----------   -----------
1999
   Sales to unaffiliated customers $  282,105    $  163,990     $   28,876  $       --    $  474,971
   Transfers between areas              1,901        28,051          4,960     (34,912)           --
      Total net sales                 284,006       192,041         33,836     (34,912)      474,971
   Earnings from operations            11,575        19,371          3,612      (4,196)       30,362
   Identifiable assets                193,471       106,257         12,525      24,238       336,491

1998
   Sales to unaffiliated customers $  287,772    $  136,161    $   28,122  $       --     $  452,055
   Transfers between areas              3,442        23,123         4,934     (31,499)            --
      Total net sales                 291,214       159,284        33,056     (31,499)       452,055
   Earnings from operations            17,938         9,768         4,542      (3,141)        29,107
   Identifiable assets                176,132       101,131        12,280      20,790        310,333

1997
   Sales to unaffiliated customers $  270,717    $  141,886    $   26,989  $       --     $  439,592
   Transfers between areas              3,788        23,592         4,952     (32,332)            --
      Total net sales                 274,505       165,478        31,941     (32,332)       439,592
   Earnings from operations            19,630         7,517         2,230      (3,578)        25,799
   Identifiable assets                164,909       101,671        12,403      16,663        295,646

Net assets, including intercompany balances, of foreign subsidiaries and affiliates were $86,993 (1999), $75,020 (1998), and $70,377 (1997) at each respective year end.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification and information as to Directors is incorporated herein by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

Information concerning the executive officers is set forth after Item 4 in Part I hereof under the caption" Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information concerning executive compensation under the caption "Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is set forth under the caption "Stock Ownership Information" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Employment Contracts and Change of Control Agreements" and "Loan to Executive Officer" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

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

   (a)      3. EXHIBITS                                 See Index to Exhibits

   (b)         REPORTS ON FORM 8-K

On December 21, 1998, the Registrant filed a report on Form 8-K under item
5, other events. A press release dated December 17, 1998, announcing third quarter earnings and the expectation of a greater than normal seasonal decline in fourth quarter results, was incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE CHERRY CORPORATION

Date       May 26, 1999                      By    /s/  Dan A. King
    ----------------------------                ----------------------------
                                                        Dan A. King
                                                Vice President of Finance and
                                                Administration, Treasurer and
                                                Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of May 20, 1999:

            Signature                                      Title
--------------------------------             -------------------------------

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

By    /s/Thomas L. Martin, Jr.                            Director
   -----------------------------
      Dr. Thomas L. Martin, Jr.

By    /s/Robert B. McDermott                              Director
   -----------------------------
       Robert B. McDermott

By    /s/  W. Ed Tyler                                    Director
   -----------------------------
           W. Ed Tyler

By    /s/ Henry J. West                                   Director
   -----------------------------
          Henry J. West

                            THE CHERRY CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED THE LAST DAY OF FEBRUARY 1999, 1998 AND 1997
                             (Dollars in Thousands)

                        Balance                       (A)          Balance
                        Beginning     Charged to   Additions       Close of
                        of Period     Expense     (Deductions)     Period
---------------------------------------------------------------------------
Allowance for Doubtful
   Accounts:

1999                    $  1,968      $  472       $   (92)       $  2,348
                        ========      ======       ========       ========

1998                    $  2,245      $  103       $  (380)       $  1,968
                        ========      ======       ========       ========

1997                    $  1,935      $1,247       $  (937)       $  2,245
                        ========      ======       ========       ========

(A) Additions (deductions) include the currency translation effects resulting from applying SFAS No. 52 to our financial statements for all three years in this schedule.

                             THE CHERRY CORPORATION
                               INDEX TO EXHIBITS

3. a. Amended and restated Certificate of Incorporation (incorporated by reference to 3(a) to Form 8-K dated July 13, 1994).
      b. Amended and restated By-laws (incorporated by reference to 3(b) to Form 8-K dated July 6, 1994).
4. a. Multicurrency Credit Agreement as of May 12, 1995 among The Cherry Corporation, the banks party thereto and Harris Trust and Savings Bank as agent, filed as Exhibit 4 to Form 8-K dated May 19, 1995 and is incorporated herein by reference.
      a. 1.  First Amendment to Credit Agreement dated June 17, 1996*.
      a. 2.  Extension Agreement dated September 6, 1996*.
      a. 3.  Extension Agreement dated August 20, 1997*.
      a. 4.  Second Amendment to Credit Agreement dated November 13, 1998*.
      b. Note Agreement as of July 15, 1995 between The Cherry Corporation and Nationwide Life Insurance Company and Employers Life Insurance Company of Wasua, filed as Exhibit 4 to Form 8-K dated October 10, 1995 and is incorporated herein by reference.
      b. 1.  First Amendment to the Note Agreement and the Notes dated
             February 15, 1999*.

         * Incorporated by reference to Registrant's Form 8-K dated April 19, 1999.

      c. Other instruments defining the rights of holders of other long-term debt of the Registrant are not filed as exhibits because the debt authorized under any such instrument does not exceed 10% of consolidated total assets as of the last day of February 1999. Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

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

(2)  Filed herewith.

                          THE CHERRY CORPORATION                   Exhibit 21
                          SUBSIDIARIES OF THE REGISTRANT


                                                STATE OR COUNTRY
NAME OF SUBSIDIARY/DIVISION                      OF ORGANIZATION
----------------------------------------------------------------

Cherry Electrical Products (1)
   Pleasant Prairie, Wisconsin                  Not Applicable

Cherry Automotive (1)
   Waukegan, Illinois                           Not Applicable

Cherry Semiconductor Corporation
   East Greenwich, Rhode Island                 State of Rhode Island

Cherry Semiconductor International, Inc.
   East Greenwich, Rhode Island                 State of Rhode Island

Cherry GmbH
   Auerbach, Germany                            Federal Republic of Germany

Cherry Electrical Products Limited
   Harpenden, England                           United Kingdom

Cherry SARL
   Paris, France                                France

Cherry, spol. s.r.o.
   Klasterec, Czech Republic                    Czech Republic

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

                     Consent of Independent Public Accountants    Exhibit 23

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into The Cherry Corporation's previously filed Registration Statements, File Nos. 2-93004 and 33-63881.



                                                  Arthur Andersen LLP
                                                  -------------------
                                                  Arthur Andersen LLP

Chicago, Illinois
May 26, 1999