Form 10-Q
period 1999-05-31
CHERRY CORP
filed 1999-07-13
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 1999


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

Number of Common Shares outstanding as of May 31, 1999:
     5,985,130 shares of Class A Common
     4,193,549 shares of Class B Common

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                     May 31,     February 28,
                                                       1999          1999
                                                   (Unaudited)     (Note 1)
                                                   -----------   -----------
ASSETS:
   Cash and equivalents                             $  7,955      $ 12,458
   Receivables, net of allowances                     63,721        68,021
   Inventories (Note 2)                               52,488        53,737
   Income taxes, net                                   1,203            --
   Prepaid expenses and other current assets           8,551         9,467
                                                    --------      --------
         Total Current Assets                        133,918       143,683

   Land, buildings and equipment, net                175,977       179,317

   Investment in affiliates and other assets, net     13,498        13,491
                                                    --------      --------

TOTAL ASSETS                                        $323,393      $336,491
                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Short-term debt                                  $  7,777      $ 17,458
   Accounts payable                                   19,091        19,683
   Payroll related accruals                           15,423        12,830
   Other accruals                                     13,532        13,622
   Income taxes, net                                      --           358
   Current maturities of long-term debt                2,324         2,301
                                                    --------      --------
         Total Current Liabilities                    58,147        66,252

   Long-term debt                                     70,441        75,389

   Deferred income taxes, net and deferred credits    25,760        27,181



   Stockholders' Equity:
      Class A Common stock                             7,762         7,759
      Class B Common stock                             4,763         4,763
      Additional paid-in capital                      43,018        42,994
      Retained earnings                              150,188       146,612
      Accumulated other comprehensive income              36         2,188
                                                    --------      --------
                                                     205,767       204,316
      Less: cost of common stock in treasury         (36,722)      (36,647)
                                                    --------      --------
         Total Stockholders' Equity                  169,045       167,669
                                                    --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $323,393      $336,491
                                                    ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (Dollars in Thousands Except Share Data)


                                                              Three Months Ended
                                                                   May 31,
                                                            ---------------------

                                                              1999        1998
                                                            ---------   ---------
Net Sales                                                   $ 123,461   $ 122,665
Cost of Products Sold                                          89,062      85,934
                                                            ---------   ---------
Gross Profit                                                   34,399      36,731

Engineering, Distribution and
   Administrative Expenses                                     28,194      26,381
                                                            ---------   ---------
Earnings from Operations                                        6,205      10,350
Other Income, Net                                                 485         219
                                                            ---------   ---------
Earnings Before Interest and Taxes                              6,690      10,569
Interest Expense, Net                                           1,188         676
                                                            ---------   ---------
Earnings before Income Taxes                                    5,502       9,893
Income Tax Provision                                            1,926       3,562
                                                            ---------   ---------
Net Earnings                                                $   3,576   $   6,331
                                                            =========   =========


Earnings per Share
   Basic                                                     $      .35  $      .51
                                                             ==========  ==========
   Diluted                                                   $      .35  $      .50
                                                             ==========  ==========
Average Shares Outstanding
   Basic                                                     10,177,697  12,483,267
                                                             ==========  ==========
   Diluted                                                   10,242,680  12,656,548
                                                             ==========  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                 Three Months Ended May 31,
                                                 --------------------------
                                                    1999             1998
                                                 ----------       ---------
Net Cash Provided by Operating Activities        $   19,912       $  18,686

Cash Flows from Investing Activities:
   Expenditures for Land, Buildings                  (9,977)        (15,933)
   and Equipment
   Other, net                                            15            (193)
                                                 ----------      ----------
Net Cash Used by Investing Activities                (9,962)        (16,126)
                                                 ----------      ----------

Cash Flows From Financing Activities:
   (Decrease) in Short-term Debt                     (9,294)         (2,444)
   (Decrease) increase in Domestic Revolver and
      Uncommitted Credit Facilities                  (4,000)          1,000
   Principal Payments on Long-term Debt                (511)           (450)
   Equity and Other Transactions                        (48)            228
                                                 ----------       ---------
Net Cash (Used) by Financing Activities             (13,853)         (1,666)
                                                 ----------       ---------

Effect of Exchange Rate Changes on Cash Flows          (600)            201
                                                 ----------       ---------

Net (Decrease) Increase in Cash and Equivalents      (4,503)          1,095
Cash and Equivalents, at Beginning of Year           12,458           9,659
                                                 ----------       ---------


Cash and Equivalents, at End of Period           $    7,955       $  10,754
                                                 ==========       =========

The accompanying notes are in integral part of the condensed consolidated financial statements.

                    THE CHERRY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in Thousands)


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of May 31, 1999, and the related condensed consolidated statements of earnings and cash flows for the three months ended May 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 1999, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1999 Annual Report to Stockholders. The results of operations for the three months ended May 31, 1999 are not necessarily indicative of the operating results for a full year.



2.   INVENTORIES

     Inventory values were as follows:

                                     May 31,          February 28,
                                       1999              1999
                                    -----------       ----------

      Raw materials                 $     8,133       $    8,171
      Component parts                     8,574            8,230
      Work-in-process                    21,763           20,006
      Finished goods                     14,018           17,330
                                    -----------       ----------
                                    $    52,488       $   53,737
                                    ===========       ==========



3.    COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", total comprehensive income, consisting of net earnings and foreign currency translation adjustments, net of tax, amounted to $1,424 and $6,079 for the three months ended May 31, 1999 and 1998, respectively.


4.    SEGMENT INFORMATION
                                    Automotive
                                    Switches                   Computer   Switches    Eliminations
Three Months Ended May 31, 1999     & Modules  Semiconductors  Keyboards  & Controls  & Corporate   Consolidated
-------------------------------     ---------  --------------  ---------  ----------  -----------   ------------
  Sales to unaffiliated customers  $   44,024      $ 30,709     $ 25,171    $ 23,557     $     --   $    123,461
  Intersegment sales                       --           414           --         300         (714)            --
   Total net sales                     44,024        31,123       25,171      23,857         (714)       123,461

Earnings from operations                2,089         2,131        3,332        (423)        (924)         6,205

Three Months Ended May 31, 1998
-------------------------------

  Sales to unaffiliated customers  $   42,830      $ 29,970     $ 25,155    $ 24,710     $     --   $    122,665
  Intersegment sales                       --           619           --         413       (1,032)            --
   Total net sales                     42,830        30,589       25,155      25,123       (1,032)       122,665

Earnings from operations                2,932         3,339        4,084         943         (948)        10,350

5.    EARNINGS PER SHARE RECONCILIATION

Following is a reconciliation of the numerators and the denominators of the basic and diluted EPS computation.

Three months ended May 31                               1999           1998
-------------------------                          -----------    -----------
(In thousands, except share data)


Numerator:
   Net earnings available to common stockholders        $3,576         $6,331

Denominator:

   Weighted average shares for basic EPS            10,177,697     12,483,267

   Effect of dilutive securities:
      Common stock options                              64,983        173,281
                                                   -----------    -----------

   Adjusted weighted average shares
   and assumed conversions for diluted EPS          10,242,680     12,656,548

Basic EPS                                                 $.35           $.51

Diluted EPS                                               $.35           $.50

6.   SUBSEQUENT EVENT

On June 17, 1999, the Company stockholders' approved the charter amendment reclassifying the two classes of common stock to one class of voting common stock. There were 10,183,482 shares outstanding on that date.

7.   STOCK BASED COMPENSATION PLANS

In February of 1999 Cherry Semiconductor Corporation ("Cherry Semiconductor"), a wholly owned subsidiary of the Company, adopted a stock incentive plan for its officers and key employees. Under the Plan, an aggregate of 1,000,000 shares of common stock of Cherry Semiconductor have been reserved for issuance with options for 315,000 shares having been granted as of May 31, 1999. Cherry Semiconductor currently has 10.2 million shares outstanding, all of which are owned by the Company.

The benefits awarded under the Plan shall consist of stock options with exercise prices which may not be less than fair market value on the date of grant. The exercise price, term and other conditions applicable to each option granted under the plan are generally determined by the Compensation Committee of the Board of Directors of the Company at the time of the grant of each option and may vary with each option granted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Sales for the first quarter of fiscal 2000 were a record $123.5 million, up .6 percent from last year's record first quarter. Sales for the Automotive Switches and Modules segment grew 2.8 percent to $44 million and represented just over one-third of the Company's total sales. Sales of the Semiconductor segment grew 2.5 percent to $30.8 million with a 12.6 percent increase in sales of power management products being somewhat offset by a 1.8 percent decrease in sales of automotive products. For the Computer Keyboard segment, sales were virtually unchanged at $25.2 million while sales for the Switches and Controls segment decreased 4.7 percent to $23.6 million.

The consolidated operating profit for the first quarter decreased to 5.0 percent of sales from 8.4 percent for the comparable period last year as the relatively flat sales resulted in lower utilization of our manufacturing resources. Additionally, the Company continued to increase the sales and engineering resources directed at growing its power management product line.

Interest expense for the first quarter increased 75 percent as a result of the borrowings used to finance the Company's stock tender offer last December.

Consolidated other income for the current quarter increased primarily due to higher earnings at the Company's Japanese joint venture and investment grant income.

The consolidated effective income tax rate of 35.0 percent for the current year period is slightly below the 36.0 percent rate of the prior year primarily due to increased foreign tax credits.

Net earnings for the quarter were $3.6 million, down 43.5 percent from $6.3 million last year. Diluted earnings per share of $.35 decreased 30 percent from $.50 in the prior year.

Liquidity and Capital Resources

The Company's consolidated debt to capital ratio declined to 30.0 percent at May 31, 1999, from 33.0 percent at February 28, 1999. Consolidated operations generated $19.9 million in cash for the three month period ended May 31, 1999.

From the funds generated from operations, $10.0 million was invested in buildings and equipment and $13.8 million was used to reduce outstanding borrowings. Domestic operations invested $6.7 million in buildings and equipment while foreign locations invested $3.3 million. The effect of exchange rate changes decreased cash flow $600 thousand. Cash decreased to $8.0 million at May 31, 1999 from $12.5 million at February 28, 1999.

Existing credit facilities and bank lines should be sufficient, together with internally generated cash, to finance the Company's operations.

Market Conditions and Outlook

Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation could have an impact on future sales, earnings, and financial position of the Company as denominated in U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currencies (primarily German Marks). At May 31, 1999, the U.S. dollar equivalent of forward contracts outstanding approximated $12.5 million.

Capital expenditures are expected to continue at a level of approximately 8 percent to 9 percent of sales. The capital expenditure rate may be revised further as sales growth estimates are updated. Operations are expected to generate enough cash to fund capital expenditures and still maintain an acceptable debt to capital ratio.


Year 2000 Readiness

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 failures. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. The Company continues to assess its computer equipment, business computer systems, manufacturing equipment and facilities to prepare for the year 2000. Additionally, customer and supplier relationships are being reviewed to assess and address their plans to become Year 2000 compliant. The Company is using a six-step approach to Year 2000 compliance suggested by the Automotive Industry Action Group: (1) planning and awareness; (2) inventory; (3) risk evaluation and prioritization; (4) remediation (repair, replace or retire); (5) testing; and (6) establishment of post implementation support and reviews, as required. Year 2000 project teams and leaders are organized at each of the Company's four primary operating entities, which manage their respective business computer systems, facilities, customers and suppliers under our decentralized organization structure. Project teams at each location include representatives from all functions across the respective entity. Project leaders provide periodic reports to the corporate headquarters. Steps (1) through (3) above have been completed by all project teams. Remediation (step 4) and acceptance testing (step 5) of critical business systems have been completed at three of the four locations with remaining areas scheduled for completion by July 31, 1999. The fourth location is installing new business software scheduled for completion by September 1, 1999, with remediation and acceptance testing of remaining critical areas targeted for completion by July 31, 1999. In case of unforeseen delays in completing this software conversion on time, repairs to make the existing business software Year 2000 compliant are part of a contingency plan at the fourth location. These repairs are also substantially completed.

While the Company's efforts to address Year 2000 issues will involve additional costs, the Company believes, based upon currently available information, that it will be able to manage the Year 2000 transition issues within its control without any material adverse effect on the Company's results of operations, cash flows and financial position.

Although the Company is committed to making its operations Year 2000 compliant, it is possible that the Company may be adversely affected by problems encountered by key customers and suppliers. The Company has initiated correspondence with all suppliers, service providers and financial institutions in an effort to determine and assess those parties' readiness for Year 2000. This involves an on-going process of review, evaluation and follow-up, with priority given to major or critical suppliers. Contingency plans, as needed, are being developed to mitigate any potential disruptions. The Company is not likely to develop contingency plans relating to its customers' compliance status. In most cases, our major customers are much larger entities with greater financial resources than the Company. Based upon correspondence from them, we believe they are diligently addressing their Year 2000 issues and will be compliant. However, should problems arise at our customers that would prevent sales to them, the Company would likely respond by taking action to reduce costs during the period of reduced demand. The Company cannot predict the likelihood or extent of a significant disruption in the business of its customers and suppliers or of the economy as a whole, either of which could have a material adverse effect on the Company.

Certain statements in the foregoing Market Conditions and Outlook and Year 2000 Readiness sections and elsewhere in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could significantly impact future results. A discussion of these risks and uncertainties is contained in the Company's Form 10-K for the year ended February 28, 1999, filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at May 31, 1999 from that reported in Form 10-K for the year ended February 28, 1999.

                    THE CHERRY CORPORATION AND SUBSIDIARIES

                          PART II.   OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

            Exhibit Number                          Description of Exhibit
            --------------                      ----------------------------
                 27                            Article 5 Financial Data Schedule

        (b)  Reports on Form 8-K

On April 19, 1999, the Registrant filed a report on Form 8-K report under Item 5, Other Events. Amendments and extensions to various credit and note agreements were included in the filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE CHERRY CORPORATION
                                                (Registrant)



DATE:  July 12, 1999                      By: /s/Dan A. King
                                             --------------------
                                                 Dan A. King
                                          Vice President of Finance
                                          and Administration,
                                          Treasurer and Secretary
                                          (Duly authorized officer and
                                          principal financial officer)