Form 10-Q
period 1999-08-31
CHERRY CORP
filed 1999-10-12
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1999

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
                                              ( X ) Yes  (   )  No

Number of Common Shares outstanding as of August 31, 1999:  10,165,016

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                    August 31,   February 28,
                                                       1999          1999
                                                   (Unaudited)     (Note 1)
                                                   -----------   -----------
ASSETS:
   Cash and equivalents                             $  7,236      $ 12,458
   Receivables, net of allowances                     61,866        68,021
   Inventories (Note 2)                               55,891        53,737
   Income taxes, net                                   3,017            --
   Prepaid expenses and other current assets           9,480         9,467
                                                    --------      --------
         Total Current Assets                        137,490       143,683

   Land, buildings and equipment, net                175,472       179,317

   Investment in affiliates and other assets, net     14,733        13,491
                                                    --------      --------

TOTAL ASSETS                                        $327,695      $336,491
                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Short-term debt, unsecured                       $  8,815      $ 17,458
   Accounts payable                                   21,757        19,683
   Payroll related accruals                           13,618        12,830
   Other accruals                                     14,969        13,622
   Income taxes, net                                      --           358
   Current maturities of long-term debt                2,341         2,301
                                                    --------      --------
         Total Current Liabilities                    61,500        66,252

   Long-term debt                                     67,979        75,389

   Deferred income taxes, net                         22,145        23,465
   Deferred credits                                    3,910         3,716

   Stockholders' Equity:
      Common stock                                    12,533        12,522
      Additional paid-in capital                      43,100        42,994
      Retained earnings                              152,305       146,612
      Accumulated other comprehensive income           1,251         2,188
                                                    --------      --------
                                                     209,189       204,316
      Less:  cost of common stock in treasury        (37,028)      (36,647)
                                                    ---------     --------
         Total Stockholders' Equity                  172,161       167,669
                                                    --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $327,695      $336,491
                                                    ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                        2

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (Dollars in Thousands except Share Data)

                                     Three Months Ended        Six Months Ended
                                         August 31,               August 31,
                                    ---------------------   ---------------------

                                       1999       1998        1999        1998
                                    ---------   ---------   ---------   ---------
Net sales                           $ 118,666   $ 107,664   $ 242,127   $ 230,329

Cost of products sold                  85,435      77,382     174,497     163,316
                                    ---------   ---------   ---------   ---------

   Gross profit                        33,231      30,282      67,630      67,013

Engineering, distribution and
   administrative expenses             28,996      26,964      57,190      53,345
                                    ---------   ---------   ---------   ---------

   Earnings from operations             4,235       3,318      10,440      13,668

   Other income (expense), net            156        (247)        641         (28)
                                    ---------   ---------   ---------   ---------

Earnings before interest and taxes      4,391       3,071      11,081      13,640

Interest expense, net                   1,135         699       2,323       1,375
                                    ---------   ---------   ---------   ---------

Earnings before income taxes            3,256       2,372       8,758      12,265

Income tax provision                    1,139         853       3,065       4,415
                                    ---------   ---------   ---------   ---------

Net earnings                        $   2,117   $   1,519   $   5,693   $   7,850
                                    =========   =========   =========   =========

Earnings per share
   Basic                            $     .21   $     .12   $     .56   $     .63
                                    =========   =========   =========   =========
   Diluted                          $     .21   $     .12   $     .56   $     .62
                                    =========   =========   =========   =========


Average shares outstanding
   Basic                           10,177,209  12,499,091  10,177,453  12,491,179
                                   ==========  ==========  ==========  ==========

   Diluted                         10,253,477  12,595,841  10,246,649  12,617,340
                                   ==========  ==========  ==========  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                        3


                    THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                                 Six Months Ended August 31,
                                                 ---------------------------
                                                    1999             1998
                                                 ----------       ---------
Net cash provided by operating activities        $   29,457       $  23,593

Cash flows from investing activities:
   Expenditures for land, building
   and equipment                                    (20,731)        (29,044)
   Proceeds from sale of land, building
   and equipment                                      2,073              --
   Other, net                                            38             116
                                                  ---------        --------
Net cash used by investing activities               (18,620)        (28,928)
                                                 ----------       ---------

Cash flows from financing activities:
   (Decrease) increase in short-term debt            (8,192)          2,651
   (Decrease) increase in domestic revolver          (6,000)          3,000
   Proceeds from long-term debt                          --             865
   Principal payments on long-term debt                (996)         (1,097)
   Purchase of treasury stock                          (381)             --
   Other equity transactions                            117             254
                                                 ----------       ---------
Net cash (used) provided by financing activities    (15,452)          5,673
                                                 -----------      ---------

Effect of exchange rate changes on cash flows          (607)            270
                                                 ----------       ---------

Net (decrease) increase in cash and equivalents      (5,222)            608


Cash and equivalents, at beginning of year           12,458           9,659
                                                 ----------       ---------

Cash and equivalents, at end of period           $    7,236       $  10,267
                                                 ==========       =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                        4

                    THE CHERRY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of August 31, 1999, and the condensed consolidated statements of earnings for the three and six months ended August 31, 1999 and 1998 and the condensed consolidated statements of cash flows for the six months ended August 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1999, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1999 Annual Report to Stockholders. The results of operations for the three and six months ended August 31, 1999 are not necessarily indicative of the operating results for a full year.


2.   INVENTORIES

     Inventory values were as follows:
                                     August 31,       February 28,
                                        1999              1999
                                    -----------       ----------
      Raw materials                 $     7,474       $    8,171
      Component parts                    11,506            8,230
      Work-in-process                    21,724           20,006
      Finished goods                     15,187           17,330
                                    -----------       ----------
                                    $    55,891       $   53,737
                                    ===========       ==========


3.   COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", total comprehensive income, consisting of net earnings and foreign currency translation adjustments, net of tax, amounted to $3,332 and $1,805 for the three months ended August 31, 1999 and 1998, respectively, and $4,756 and $7,884 for the six months ended August 31, 1999 and 1998, respectively.

4.   STOCKHOLDERS' EQUITY

On June 17, 1999, the Company's stockholders' approved the charter amendment reclassifying the two classes of common stock to one class of voting common stock. The stockholders' equity classifications affected by this change have been retroactively restated to reflect one class of common stock.

                                        5

5.   SEGMENT INFORMATION
                                     Automotive
                                     Switches                   Computer     Switches     Eliminations
Three Months Ended August 31, 1999   & Modules  Semiconductors  Keyboards    & Controls   & Corporate   Consolidated
----------------------------------   ---------  --------------  -----------  ----------   ------------  ------------
  Sales to unaffiliated customers   $   41,469  $    29,809     $   24,350   $   23,038   $        --   $    118,666
  Intersegment sales                        --          639             --          255          (894)            --
   Total net sales                      41,469       30,448         24,350       23,293          (894)       118,666

  Earnings from operations               1,079        2,033          3,866       (1,726)       (1,017)         4,235

Three Months Ended August 31, 1998
----------------------------------
  Sales to unaffiliated customers   $   32,449  $    26,076     $   24,984   $   24,155   $        --   $    107,664
  Intersegment sales                        --          251             --          275          (526)            --
   Total net sales                      32,449       26,327         24,984       24,430          (526)       107,664

  Earnings from operations              (1,365)         846          4,713          260        (1,136)         3,318

Six Months Ended August 31, 1999
--------------------------------
  Sales to unaffiliated customers   $   85,493  $    60,518     $   49,521   $   46,595   $        --   $    242,127
  Intersegment sales                        --        1,053             --          555        (1,608)            --
   Total net sales                      85,493       61,571         49,521       47,150        (1,608)       242,127

  Earnings from operations               3,168        4,164          7,198       (2,149)       (1,941)        10,440

Six Months Ended August 31, 1998
--------------------------------
  Sales to unaffiliated customers   $   75,279  $    56,046     $   50,139   $   48,865   $        --   $    230,329
  Intersegment sales                        --          870             --          688        (1,558)            --
   Total net sales                      75,279       56,916         50,139       49,553        (1,558)       230,329

  Earnings from operations               1,567        4,185          8,797        1,203        (2,084)        13,668

6.    EARNINGS PER SHARE RECONCILIATION

Following is a reconciliation of the numerators and the denominators of the basic and diluted EPS computation.

                                      Three Months Ended        Six Months Ended
                                           August 31,               August 31,
                                      ---------------------   ---------------------
(In thousands, except share data)         1999       1998        1999        1998
                                      ----------  ----------  ----------  ----------
Numerator:
   Net earnings available to common
      stockholders                        $2,117      $1,519      $5,693      $7,850
Denominator:
   Weighted average shares for
      basic EPS                       10,177,209  12,499,091  10,177,453  12,491,179
   Effect of dilutive securities:
      Common stock options                76,268      96,750      69,196     126,161
                                       ---------   ---------   ---------   ---------
   Adjusted weighted average shares
      and assumed conversions for
         diluted EPS                  10,253,477  12,595,841  10,246,649  12,617,340



Basic EPS                                   $.21        $.12        $.56        $.63
Diluted EPS                                 $.21        $.12        $.56        $.62

7.    STOCK BASED COMPENSATION PLANS

In February of 1999 Cherry Semiconductor Corporation ("Cherry Semiconductor"), a wholly owned subsidiary of the Company, adopted a stock incentive plan for its officers and key employees. Under the Plan, an aggregate of 1,000,000 shares of common stock of Cherry Semiconductor have been reserved for issuance with options for 336,300 shares granted as of August 31, 1999. Cherry Semiconductor currently has 10.2 million shares of common stock outstanding, all of which are owned by the Company.

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

8.    RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the second quarter of fiscal 2000 were a record $118.7 million, up
10.2 percent from last year's strike-affected second quarter. The Company estimates that a work stoppage against General Motors in June and July of 1998, reduced last year's domestic automotive switch and module sales by $6.0 million and semiconductor sales by $2.0 million.

Sales for the Automotive Switches and Modules segment increased 27.8 percent to $41.5 million from $32.4 million due in large part to the nonrecurrence of the strike. Sales for the Semiconductor segment grew 14.3 percent to $29.8 million with a 17.0 percent increase in sales of power management products coupled with recovery of volumes lost to the strike accounting for the change. For the Computer Keyboard segment, sales decreased 2.5 percent to $24.4 million on slightly lower sales of standard keyboards. Sales for the Switches and Controls segment decreased 4.6 percent to $23.0 million with reduced sales of switch products being partially offset by growth in sensor products.

Record sales of $242.1 million for the first half of the current fiscal year were 5.1 percent higher than the comparable period of the prior year. Sales for the Automotive Switches and Modules segment grew 13.6 percent to $85.5 million. Sales for the Semiconductor segment grew 8.0 percent to $60.5 million on a 15.0 percent increase in sales of power management products and recovery of volume lost to the strike. For the Computer Keyboard segment, sales were down 1.2 percent to $49.5 million on the lower second quarter sales of standard keyboards. Sales for the Switches and Controls segment decreased 4.6 percent to $46.6 million for the reasons noted above.

The consolidated operating profit for the second quarter increased to 3.6 percent of sales from 3.1 percent for the comparable period last year. Manufacturing costs rose commensurate with sales resulting in gross margins for both periods of approximately 28.0 percent. Although the company continued its investment in sales and engineering resources directed at growing its power management and sensor products, the overall increase in operating costs for the quarter was held below the sales increase resulting in the slightly improved operating profit.

The consolidated operating profit for the first six months decreased to 4.3 percent of sales from 5.9 percent for the comparable period last year. The more modest increase in sales for the six month period was outpaced by increases in manufacturing and operating expenses as the Company has continued investing in manufacturing improvements and product development.

Interest expense for the first quarter increased 62.4 percent as a result of the borrowings used to finance the Company's stock tender offer last December.

Consolidated other income for the current quarter and year to date increased primarily due to higher earnings at the Company's Japanese joint venture, a gain on the sale of a building at the Company's Waukegan campus coupled with a loss on the disposal of some unused equipment in last year's second quarter.

The consolidated effective income tax rate of 35.0 percent for the current year period is slightly below the 36.0 percent rate of the prior year primarily due to increased foreign tax credits.

Net earnings for the quarter were $2.1 million, up 39.4 percent from $1.5 million last year. Diluted earnings per share of $.21 increased 75 percent from
$.12 in the prior year.   For the first six months, net earnings decreased 27.5
percent to $5.7 million while diluted earnings per share decreased 9.7 percent to $.56 from $.62.

Liquidity and Capital Resources

The Company's consolidated debt to capital ratio (debt net of cash) declined to
29.5 percent at August 31, 1999, from 33.0 percent at February 28, 1999. Consolidated net cash flow from operating activities was $29.5 million for the six month period ended August 31, 1999.

From the funds generated from operating activities and cash available at the beginning of the year, $20.7 million was invested in buildings and equipment and $15.2 million was used to reduce outstanding borrowings. Domestic operations invested $13.9 million in buildings and equipment while foreign locations invested $6.8 million. The Company also sold a building receiving proceeds of $2.1 million. The effect of exchange rate changes decreased cash flow $607 thousand. Cash decreased to $7.2 million at August 31, 1999 from $12.5 million at February 28, 1999.

Market Conditions and Outlook

Capital expenditures are expected to continue at a level of approximately 8 percent to 9 percent of sales. The capital expenditure rate may be revised further as sales growth estimates are updated. Operations are expected to generate enough cash to fund capital expenditures and still maintain an acceptable debt to capital ratio. In September, the Company increased its Multicurrency Credit Facility from $65 million to $75 million. Existing credit facilities and bank lines should be sufficient, together with internally generated cash, to finance the Company's operations.

Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation could have an impact on future sales, earnings, and financial position of the Company as denominated in U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currencies (primarily German Marks). At August 31, 1999, the U.S. dollar equivalent of forward contracts outstanding approximated $14.0 million.

Year 2000 Readiness

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 failures. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. The Company continues to assess its computer equipment, business computer systems, manufacturing equipment and facilities to prepare for the year 2000. Additionally, customer and supplier relationships are being reviewed to assess and address their plans to become Year 2000 compliant. The Company is using a six-step approach to Year 2000 compliance suggested by the Automotive Industry Action Group: (1) planning and awareness; (2) inventory; (3) risk evaluation and prioritization; (4) remediation (repair, replace or retire); (5) testing; and (6) establishment of post implementation support and reviews, as required. Year 2000 project teams and leaders are organized at each of the Company's four primary operating entities, which manage their respective business computer systems, facilities, customers and suppliers under our decentralized organization structure. Project teams at each location include representatives from all functions across the respective entity. Project leaders provide periodic reports to the corporate headquarters. Steps (1) through (3) above have been completed by all project teams. Remediation (step 4) and acceptance testing (step 5) of critical business systems were completed at three of the four locations in the first quarter of the current fiscal year. The fourth location completed remediation and acceptance testing of new business software on October 1, 1999. As a result of the successful installation of new Year 2000 compliant software at the remaining location, the contingency plan to repair its existing business software to make it Year 2000 compliant is no longer needed and further repairs have been discontinued. Some manufacturing, engineering and test equipment (18 in total) is scheduled for remediation and acceptance testing in October and November. This will complete remediation and acceptance testing for all areas.

While the Company's efforts to address Year 2000 issues will involve additional costs, the Company believes, based upon currently available information, that it will be able to manage the Year 2000 transition issues within its control without any material adverse effect on the Company's results of operations, cash flows and financial position.

Although the Company is committed to making its operations Year 2000 compliant, it is possible that the Company may be adversely affected by problems encountered by key customers and suppliers. The Company has initiated correspondence with all suppliers, service providers and financial institutions in an effort to determine and assess those parties' readiness for Year 2000.
This involves an on-going process of review, evaluation and follow-up, with priority given to major or critical suppliers. Contingency plans, as needed, are being developed to mitigate any potential disruptions from critical suppliers deemed to be a medium or high risk. Alternative sourcing and an additional one to two weeks safety stock of inventory is under consideration for the end of calendar year 1999. The Company is not likely to develop contingency plans relating to its customers' compliance status. In most cases, our major customers are much larger entities with greater financial resources than the Company. Based upon correspondence from them, we believe they are diligently addressing their Year 2000 issues and will be compliant. However, should problems arise at our customers that would prevent sales to them, the Company would likely respond by taking action to reduce costs during the period of reduced demand. The Company cannot predict the likelihood or extent of a significant disruption in the business of its customers and suppliers or of the economy as a whole, either of which could have a material adverse effect on the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at August 31, 1999 from that reported in Form 10-K for the year ended February 28, 1999.

                    THE CHERRY CORPORATION AND SUBSIDIARIES

                          PART II.   OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders
        (a)  The annual meeting of stockholders was held on June 17, 1999.
        (b) Eight directors were elected and received the following Class B stockholder votes:

                                       For           Withheld
                                    --------        -------------
        1.   Peter B. Cherry        3,720,235         1,341
        2.   Alfred S. Budnick      3,720,235         1,341
        3.   Thomas L. Martin, Jr.  3,720,235         1,341
        4.   Robert B. McDermott    3,720,235         1,341
        5.   Peter A. Guglielmi     3,720,235         1,341
        6.   Charles W. Denny       3,720,235         1,341
        7.   W. Ed Tyler            3,720,235         1,341
        8.   Henry J. West          3,720,235         1,341

(c) Class B stockholders approved the amendment to the 1995 Stock Incentive Plan with the following votes:
        For           Against       Withheld     Broker Non-Votes
------------    ----------------    -----------  ------------------
3,371,516             52,529         1,369          296,162

(d) A majority of each class of common stock approved the proposal to eliminate the two classes of stock, authorize a new class of voting common stock and reclassify each issued share of Class A common and Class B common into one share of the new common stock. Voting results for each class of common stock were as follows:
     Class A common stock:

        For           Against       Withheld
------------       ----------       --------
   5,162,136            3,841            959


      Class B common stock:

        For           Against      Withheld     Broker Non-Votes
------------      -----------      --------     ----------------
   3,422,350            2,212           852              296,162

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

          Exhibit Number              Description of Exhibit
          --------------            ---------------------------
               27                   Article 5 Financial Data Schedule

        (b)  Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE CHERRY CORPORATION
                                                (Registrant)



DATE:  October 12, 1999                   By: /s/ Dan A. King
                                             -----------------
                                                  Dan A. King
                                          Vice President of Finance
                                          and Administration,
                                          Treasurer and Secretary
                                          (Duly authorized officer and
                                          principal financial officer)