Form 10-Q
period 1999-11-30
CHERRY CORP
filed 2000-01-14
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1999

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
                                             ( X )  Yes    (  ) No

Number of Common Shares outstanding as of November 30, 1999:     10,041,950

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                   November 30,  February 28,
                                                       1999          1999
                                                   (Unaudited)     (Note 1)
                                                   -----------    ----------
ASSETS:
   Cash and equivalents                             $  6,957      $ 12,458
   Receivables, net of allowances                     66,786        68,021
   Inventories (Note 2)                               56,195        53,737
   Income taxes, net                                   3,001            --
   Prepaid expenses and other current assets           9,795         9,467
                                                    --------      --------
         Total Current Assets                        142,734       143,683

   Land, buildings and equipment, net                170,448       179,317

   Investment in affiliates and other assets, net     15,677        13,491
                                                    --------      --------

TOTAL ASSETS                                        $328,859      $336,491
                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Short-term debt, unsecured                       $ 13,499      $ 17,458
   Accounts payable                                   21,853        19,683
   Payroll related accruals                           14,702        12,830
   Other accruals                                     15,172        13,622
   Income taxes, net                                      --           358
   Current maturities of long-term debt                1,920         2,301
                                                    --------      --------
         Total Current Liabilities                    67,146        66,252

   Long-term debt                                     64,246        75,389

   Deferred income taxes, net                         20,692        23,465
   Deferred credits                                    3,673         3,716

   Stockholders' Equity (Note 4):
      Common stock                                    12,537        12,522
      Additional paid-in capital                      43,135        42,994
      Retained earnings                              156,030       146,612
      Accumulated other comprehensive income              --         2,188
                                                    --------      --------
                                                     211,702       204,316
      Less:  cost of common stock in treasury        (38,600)      (36,647)
                                                    --------      --------
         Total Stockholders' Equity                  173,102       167,669
                                                    --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $328,859      $336,491
                                                    ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.
                                      2

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (Dollars in Thousands except Share Data)

                                     Three Months Ended       Nine Months Ended
                                        November 30,             November 30,

                                       1999       1998        1999        1998
                                    ---------   ---------   ---------   ---------
Net sales                           $ 127,090   $ 131,187   $ 369,217   $ 361,516

Cost of products sold                  92,200      89,980     266,697     253,296
                                    ---------   ---------   ---------   ---------

   Gross profit                        34,890      41,207     102,520     108,220

Engineering, distribution and
   administrative expenses             28,610      27,813      85,800      81,158
                                    ---------   ---------   ---------   ---------

   Earnings from operations             6,280      13,394      16,720      27,062

   Other income (expense), net            446          42       1,087          14
                                    ---------   ---------   ---------   ---------

Earnings before interest and taxes      6,726      13,436      17,807      27,076

Interest expense, net                   1,352         638       3,675       2,013
                                    ---------   ---------   ---------   ---------

Earnings before income taxes            5,374      12,798      14,132      25,063

Income tax provision                    1,649       4,608       4,714       9,023
                                    ---------   ---------   ---------   ---------

Net earnings                        $   3,725   $   8,190   $   9,418   $  16,040
                                    =========   =========   =========   =========

Earnings per share
   Basic                           $      .37  $      .66  $      .93  $     1.28
                                   ==========  ==========  ==========  ==========
   Diluted                         $      .37  $      .65  $      .92  $     1.27
                                   ==========  ==========  ==========  ==========

Average shares outstanding
   Basic                           10,079,242  12,500,377  10,144,954  12,494,223
                                   ==========  ==========  ==========  ==========

   Diluted                         10,126,510  12,658,676  10,206,718  12,589,733
                                   ==========  ==========  ==========  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.
                                      3

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                                 Nine Months Ended November 30,
                                                 ------------------------------
                                                    1999             1998
                                                 ----------       ---------
Net cash provided by operating activities        $   38,036       $  42,395

Cash flows from investing activities:
   Expenditures for land, building
   and equipment                                    (28,872)        (37,432)
   Proceeds from sale of land, building
   and equipment                                      2,180              --
   Other, net                                           154            (213)
                                                 ----------       ---------
Net cash used in investing activities               (26,538)        (37,645)
                                                 ----------       ---------

Cash flows from financing activities:
   (Decrease) in short-term debt                     (3,269)         (8,102)
   (Decrease) increase in domestic revolver          (9,000)          8,000
   Proceeds from long-term debt                          --           1,373
   Principal payments on long-term debt              (1,836)         (1,624)
   Purchase of treasury stock                        (1,953)             --
   Other equity transactions                            156             269
                                                 ----------       ---------
Net cash used in financing activities               (15,902)            (84)
                                                 ----------       ---------

Effect of exchange rate changes on cash flows        (1,097)            893
                                                 ----------       ---------

Net (decrease) increase in cash and equivalents      (5,501)          5,559


Cash and equivalents, at beginning of year           12,458           9,659
                                                 ----------       ---------

Cash and equivalents, at end of period           $    6,957       $  15,218
                                                 ==========       =========

The accompanying notes are an integral part of the condensed consolidated financial statements.
                                      4

                    THE CHERRY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of November 30, 1999, and the condensed consolidated statements of earnings for the three and nine months ended November 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine months ended November 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1999, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1999 Annual Report to Stockholders. The results of operations for the three and nine months ended November 30, 1999 are not necessarily indicative of the operating results for a full year.


2.   INVENTORIES

     Inventory values were as follows:
                                    November 30,      February 28,
                                        1999              1999
                                    -----------       -----------
      Raw materials                 $     6,876       $    8,171
      Component parts                    12,176            8,230
      Work-in-process                    23,002           20,006
      Finished goods                     14,141           17,330
                                    -----------       ----------
                                    $    56,195       $   53,737
                                    ===========       ==========


3.   COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", total comprehensive income, consisting of net earnings and foreign currency translation adjustments, net of tax, amounted to $2,474 and $10,919 for the three months ended November 30, 1999 and 1998, respectively, and $7,230 and $18,803 for the nine months ended November 30, 1999 and 1998, respectively.

4.   STOCKHOLDERS' EQUITY

On June 17, 1999, the Company's stockholders' approved the charter amendment reclassifying the two classes of common stock to one class of voting common stock. The stockholders' equity classifications affected by this change have been retroactively restated to reflect one class of common stock.

                                      5

5.   SEGMENT INFORMATION
                                   Automotive
Three Months Ended                 Switches                   Computer   Switches    Eliminations
November 30, 1999                  & Modules  Semiconductors  Keyboards  & Controls  & Corporate  Consolidated
--------------------               ----------  -------------  ---------  ----------  -----------  ------------
  Sales to unaffiliated customers  $   42,967   $ 31,899      $ 27,755   $ 24,469    $      --     $ 127,090
  Intersegment sales                       --        418            --        343         (761)           --
   Total net sales                     42,967     32,317        27,755     24,812         (761)      127,090

  Earnings from operations               (109)     2,307         5,822       (397)      (1,343)        6,280

Three Months Ended
   November 30, 1998
--------------------
  Sales to unaffiliated customers  $   44,979   $ 31,333      $ 29,748   $ 25,127    $     --      $ 131,187
  Intersegment sales                       --        444            --        312        (756)            --
   Total net sales                     44,979     31,777        29,748     25,439        (756)       131,187

  Earnings from operations              4,686      3,519         6,773       (160)     (1,424)        13,394

Nine Months Ended
   November 30, 1999
--------------------
  Sales to unaffiliated customers  $  128,460   $ 92,417      $ 77,276   $ 71,064    $     --      $ 369,217
  Intersegment sales                       --      1,471            --        898      (2,369)            --
   Total net sales                    128,460     93,888        77,276     71,962      (2,369)       369,217

  Earnings from operations              3,059      6,471        13,020     (2,546)     (3,284)        16,720

Nine Months Ended
   November 30, 1998
--------------------
  Sales to unaffiliated customers  $  120,258   $ 87,379      $ 79,887   $ 73,992    $     --      $ 361,516
  Intersegment sales                       --      1,314            --      1,000      (2,314)            --
   Total net sales                    120,258     88,693        79,887     74,992      (2,314)       361,516

  Earnings from operations              6,253      7,704        15,570      1,043      (3,508)        27,062

6.    EARNINGS PER SHARE RECONCILIATION

Following is a reconciliation of the numerators and the denominators of the basic and diluted EPS computation.

                                     Three Months Ended       Nine Months Ended
                                        November 30,             November 30,
                                    ---------------------   ---------------------
(In thousands, except share data)         1999        1998        1999        1998
                                       ---------   ---------   ---------   ---------
Numerator:
   Net earnings available to common
      stockholders                        $3,725      $8,190      $9,418     $16,040
Denominator:
   Weighted average shares for
       basic EPS                      10,079,242  12,500,377  10,144,954  12,494,223
   Effect of dilutive securities:
      Common stock options                47,268     158,299      61,764      95,510
                                       ---------   ---------   ---------   ---------
   Adjusted weighted average shares
      and assumed conversions for
         diluted EPS                  10,126,510  12,658,676  10,206,718  12,589,733



Basic EPS                                   $.37        $.66        $.93       $1.28
Diluted EPS                                 $.37        $.65        $.92       $1.27

                                      6


7.    STOCK BASED COMPENSATION PLANS

In February of 1999 Cherry Semiconductor Corporation ("Cherry Semiconductor"), a wholly owned subsidiary of the Company, adopted a stock incentive plan for its officers and key employees. Under the Plan, an aggregate of 1,000,000 shares of common stock of Cherry Semiconductor have been reserved for issuance with options for 313,008 shares outstanding as of November 30, 1999. Cherry Semiconductor currently has 10.2 million shares of common stock outstanding, all of which are owned by the Company.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Sales for the third quarter of fiscal 2000 were $127.1 million, down 3.1 percent from last year. Domestic sales, which represent approximately 60 percent of the consolidated total, decreased .5 percent. Although third quarter sales by foreign operations increased 2.2 percent in local currency, when translated into U.S. dollars the result was a 6.9 percent decline.

Sales for the Automotive Switches and Modules segment decreased 4.5 percent to $43.0 million from $45.0 million due primarily to the effects of currency translation on sales by foreign operations. Sales for the Semiconductor segment grew 1.8 percent to $31.9 million. For the Computer Keyboard segment, where more than two-thirds of the sales are by foreign operations, sales decreased 6.7 percent to $27.7 million largely as a result of currency translation. Sales for the Switches and Controls segment decreased 2.6 percent to $24.5 million as a result of lower sales of electronic controls.

Record sales of $369.2 million for the first nine months of the current fiscal year were 2.1 percent higher than the comparable period of the prior year.
Sales for the Automotive Switches and Modules segment grew 6.8 percent to $128.4 million with the prior year effected by a work stoppage at General Motors.
Sales for the Semiconductor segment grew 5.8 percent to $92.4 million. For the Computer Keyboard segment, sales were down 3.3 percent to $77.3 million primarily due to foreign currency translation. Sales for the Switches and Controls segment decreased 4.0 percent to $71.1 million primarily due to lower sales of electronic controls.

The consolidated operating profit for the third quarter decreased to 4.9 percent of sales from 10.2 percent for the comparable period last year. Manufacturing costs rose significantly at the Company's domestic automotive operation as they encountered difficulties in meeting the production requirements of their customers. This was the primary cause of the decrease in gross margins to 27.5 percent from 31.4 percent last year. Operating expenses increased as a percent of sales as the company continued its investment in sales and engineering resources directed at growing its power management and sensor products.

The consolidated operating profit for the first nine months decreased to 4.5 percent of sales from 7.5 percent for the comparable period last year with the higher third quarter manufacturing costs being a major contributor. Additionally, as noted above, the Company has invested sales and engineering resources for its power management and sensor products resulting in an increase in operating expenses as a percent of sales.

Interest expense for the third quarter increased 111.9 percent as a result of the borrowings used to finance the Company's stock tender offer in December of the last fiscal year.

Consolidated other income for the current quarter increased as a result of foreign exchange gains on cross-currency transactions. On a year-to-date basis the increase is the result of the foreign exchange gains, higher earnings at the Company's Japanese joint venture, a gain on the sale of a building at the Company's Waukegan campus coupled with a loss on the disposal of some unused equipment last year.

The consolidated effective income tax rate of 30.7 percent for the third quarter is below the 36.0 percent rate of the prior year primarily due to lower taxable income coupled with an increase in the tax credits available to the Company. During the third quarter the research and development tax credit was extended. These same factors have reduced the effective rate for the first nine months below the rate for the comparable period of the prior year.

Net earnings for the quarter were $3.7 million, down 54.5 percent from $8.2 million last year. Diluted earnings per share of $.37 decreased 43.1 percent
from $.65 in the prior year.   For the first nine months, net earnings decreased
41.3 percent to $9.4 million while diluted earnings per share decreased 27.6 percent to $.92 from $1.27.

Liquidity and Capital Resources

The Company's consolidated debt to capital ratio (debt net of cash) declined to
29.6 percent at November 30, 1999, from 33.0 percent at February 28, 1999. Consolidated net cash flow from operating activities was $38.0 million for the nine month period ended November 30, 1999.

From the funds generated from operating activities and cash available at the beginning of the year, $28.9 million was invested in buildings and equipment and $14.1 million was used to reduce outstanding borrowings. Domestic operations invested $18.5 million in buildings and equipment while foreign locations invested $10.4 million. The Company also sold a building receiving proceeds of $2.1 million. The effect of exchange rate changes decreased cash flow $1.1 million. Cash decreased to $7.0 million at November 30, 1999 from $12.5 million at February 28, 1999.



Market Conditions and Outlook

Capital expenditures for the balance of the fiscal year are expected to continue at a level of approximately 8 percent to 9 percent of sales. The capital expenditure rate may be revised further as sales growth estimates are updated. Operations are expected to generate enough cash to fund capital expenditures and still maintain an acceptable debt to capital ratio. Existing credit facilities and bank lines should be sufficient, together with internally generated cash, to finance the Company's operations.

Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation could have an impact on future sales, earnings, and financial position of the Company as denominated in U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currencies (primarily German Marks). At November 30, 1999, the U.S. dollar equivalent of forward contracts outstanding approximated $15.4 million.

Year 2000 Readiness

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 failures. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. The Company assessed its computer equipment, business computer systems, manufacturing equipment and facilities to prepare for the year 2000. Additionally, customer and supplier relationships were reviewed to assess and address their plans to become Year 2000 compliant. The Company used a six-step approach to Year 2000 compliance suggested by the Automotive Industry Action Group: (1) planning and awareness;
(2) inventory; (3) risk evaluation and prioritization; (4) remediation (repair, replace or retire); (5) testing; and (6) establishment of post implementation support and reviews, as required. Year 2000 project teams and leaders are organized at each of the Company's four primary operating entities, which manage their respective business computer systems, facilities, customers and suppliers under our decentralized organization structure. Project teams at each location include representatives from all functions across the respective entity.
Project leaders provide periodic reports to the corporate headquarters.  Steps
(1) through (3) above have been completed by all project teams. Remediation (step 4) and acceptance testing (step 5) of critical business systems were completed at three of the four locations by May 31, 1999. The fourth location completed remediation and acceptance testing of new business software on October 1, 1999. As a result of the successful installation of new Year 2000 compliant software at the remaining location, the contingency plan to repair its existing business software to make it Year 2000 compliant is no longer needed and further repairs have been discontinued. Remediation and acceptance testing has been completed for all areas except for 2 manufacturing machines at one location. Manual overrides have been developed and tested to keep the machines operating until full remediation can be completed in January 2000. Post implementation reviews and January 1 support requirements have been established at all locations.

While the Company's efforts to address Year 2000 issues have involved additional costs, the Company believes, based upon currently available information, that it has managed the Year 2000 transition issues within its control without any material adverse effect on the Company's results of operations, cash flows and financial position.

Although the Company has been committed to making its operations Year 2000 compliant, it is possible that the Company may be adversely affected by problems encountered by key customers and suppliers. The Company initiated correspondence with all suppliers, service providers and financial institutions in an effort to determine and assess those parties' readiness for Year 2000. This involved an on-going process of review, evaluation and follow-up, with priority given to major or critical suppliers. Contingency plans have been developed to mitigate any potential disruptions from critical suppliers deemed to be a medium or high risk, with alternative sourcing and an additional one to two weeks safety stock of inventory implemented for the end of calendar year 1999. The Company has no contingency plans relating to its customers' compliance status. In most cases, our major customers are much larger entities with greater financial resources than the Company. Based upon correspondence from them, we believe they have diligently addressed their Year 2000 readiness and are compliant. However, should problems arise at our customers that would prevent sales to them, the Company will likely respond by taking action to reduce costs during the period of reduced demand. The Company cannot predict the likelihood or extent of a significant disruption in the business of its customers and suppliers or of the economy as a whole, either of which could have a material adverse effect on the Company. As of January 6, 2000, the Company has not experienced any internal or external disruptions to its normal business operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at November 30, 1999 from that reported in Form 10-K for the year ended February 28, 1999.

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



                                          THE CHERRY CORPORATION
                                                (Registrant)



DATE:  January 12, 2000                   By: /s/ Dan A. King
                                             -----------------
                                                Dan A. King
                                          Vice President of Finance
                                            and Administration,
                                          Treasurer and Secretary
                                          (Duly authorized officer and
                                          principal financial officer)