Form 10-K405
period 2000-02-29
CHERRY CORP
filed 2000-05-30
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For this fiscal year ended the Last Day of February, 2000
Commission File Number 0-8955

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to the form 10-K.                   ( X )

The aggregate market value of the registrant's Common Stock on April 28, 2000 held by nonaffiliates was approximately $81 million, based on a calculation that 45% of the shares are owned by nonaffiliates and are valued at the closing price as reported on the Nasdaq National Market tier of The Nasdaq Stock Market on April 28, 2000.

Number of shares of Common Stock outstanding as of April 28, 2000 was 10,079,983.


                      DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated:                      Part of Form 10-K
-----------------------                      -----------------
Various parts of the Company's Proxy         All of Part III
Statement for its 2000 Annual Meeting

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




FOREIGN CURRENCY TRANSLATION

The Company has substantial operations outside of the United States. For fiscal 2000, international operations provided 51% of consolidated sales and utilized 47% of identifiable assets. As a result, fluctuations in currency exchange rates can significantly effect the Company's sales, profitability and financial position when the foreign currencies, primarily German marks, of its international operations are translated into U.S. dollars for financial reporting. Although the Company cannot predict the extent to which currency fluctuations may or will effect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position for locations outside the United States.

CYCLICAL DEMAND FOR PRODUCTS OF THE COMPANY AND RELIANCE ON MAJOR CUSTOMERS

Many of the Company's products are sold to industries that are cyclical and dependent upon economic conditions, consumer confidence or other matters beyond the control of the Company. In particular, the automotive industry, which is sensitive to such factors, is currently the Company's largest market and comprised 46% of consolidated sales in fiscal 2000. The Company believes that increased market penetration and increased electrical and electronic content per vehicle would offset a decline in automotive sales to some extent. However, a significant reduction in automotive production in North America or Western Europe or a loss of a significant portion of business from its major customer could have an adverse effect on the Company's business. The labor strike at General Motors in fiscal 1999 had an adverse effect on Company sales. Future labor strikes at General Motors or other major automotive customers could have an adverse effect on the Company's business. Demand in the computer, consumer and commercial markets served by the Company is also directly related to general economic conditions. Accordingly, a downturn in U.S. or foreign economies could have a negative impact on the Company's results of operations.

                             THE CHERRY CORPORATION
                                     PART I
ITEM 1.    BUSINESS

GENERAL

The Cherry Corporation ("Cherry", "Company" or "Corporation") was incorporated in 1953 in the State of Illinois and reincorporated in the State of Delaware in 1978. The Company and its subsidiaries design, manufacture and sell proprietary and custom electrical and electronic components used by a broad range of Tier 1 suppliers, original equipment manufacturers (OEM's) and distributors in the automotive, computer and consumer and commercial markets.

On March 9, 2000 the Company announced that it had signed a definitive agreement to sell its subsidiary, Cherry Semiconductor Corporation to a third party. The sale was completed on April 3, 2000. Therefore, Cherry Semiconductor Corporation has been treated as a discontinued operation and removed from the content in Part I and Part II of this Annual report on Form 10-K. See also Note C to the Financial Statements in Item 8 of this report for disclosures on the discontinued operation.

Cherry's executive offices are located in Waukegan, Illinois, which also contains the operations of the Cherry Automotive division. The other operating division, Cherry Electrical Products, is located in Pleasant Prairie, Wisconsin. Its wholly owned subsidiary companies operate in the following locations: Cherry GmbH, the Federal Republic of Germany; Cherry Electrical Products Limited, United Kingdom; Cherry SARL, France; Cherasia Limited, Hong Kong; Cherry, spol. s r.o., Czech Republic; Cherry Australia Pty., Ltd., Australia; and Cherry de Mexico S.A. de C.V., Mexico. Additionally, the Company operates in Japan and India through 50% owned affiliates, Hirose Cherry Precision Company Limited and TVS Cherry Limited, respectively.

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

The Computer Keyboards segment designs, manufactures and sells keyboards and related products for computer applications. Cherry sells standard and advanced performance keyboards for use with personal computers; data entry, point-of-sale and reservation terminals; word processing systems; and other computer input applications. Advanced performance ("AP") keyboards include integrated magnetic-stripe readers, chip-card readers and/or bar code scanners, The company's newest AP keyboards now offer fingerprint recognition, which incorporate biometric technology for security applications.

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

MARKETS, MAJOR CUSTOMERS AND SEASONALITY

The Company sells to three markets; the Automotive market, the Computer market and the Consumer and Commercial market. The Automotive market is our largest market and accounts for 46% of total sales while the Computer market and the Consumer and Commercial markets account for 28% and 26% of total sales, respectively, for the year ended February 29, 2000.

The Company's sales are made to Tier 1 and Tier 2 suppliers, original equipment manufacturers, and to independent distributors. In fiscal 2000, sales to the Company's five largest customers accounted for 43% of consolidated sales. Of these five largest customers, sales to General Motors were 19%. No other customer accounted for 10% or more of consolidated sales.

Within the Company's Automotive Switches and Modules segment, two customers account for 62% of the segment sales and include General Motors mentioned above. In fiscal 2000, the Computer Keyboards segment has one customer that accounts for 34% of that segment's sales. One customer accounts for 11% of the sales for the Switches and Controls segment.

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

                                                     Backlog as of
                                                The Last Day of February
             (000's Omitted)                      2000            1999
                                                ---------      ---------
   Automotive Switches and Modules Segment      $  26,867      $  24,679
   Computer Keyboards Segment                      36,288         34,918
   Switches and Controls segment                   24,930         35,836
                                                ---------      ---------
                                                $  88,085      $  95,433
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

PRODUCT DEVELOPMENT

During the fiscal years ended the last day of February 2000, 1999 and 1998 the Company spent approximately $11,774 million, $12,035 million and $10,810 million on product development, respectively. The customer often pays for the tooling related to their project. The tooling expense, net of amounts rebilled to the customer, is reported in other income as tooling gain or loss.

EMPLOYEES

As of February 29, 2000, the Company employed 3,424 persons.

ENVIRONMENTAL PROTECTION

The Company believes that its manufacturing operations and properties are in material compliance with existing federal, state and local provisions enacted or adopted to regulate the discharge of materials into the environment, or otherwise protect the environment. Such compliance has been achieved without material effect on Cherry's earnings or competitive position.

ITEM 2.   PROPERTIES

Cherry owns and leases manufacturing, warehousing and office space around the world. The Company owns its major facilities that are located in Illinois, Wisconsin and Germany that comprise approximately 280,000, 153,000 and 402,000 square feet, respectively. In addition, the Company also owns a 33,000 square foot facility in England. All owned facilities noted above are used for a combination of production, warehousing and administrative activities. The Company also leases approximately 177,000 square feet in facilities used 88% for production, assembly and warehousing and the balance primarily for sales activities. The leases expire at various dates through February 2017.

The total owned and leased facilities noted above are currently used by the business segments in the following estimated proportion:

            Automotive Switches and Modules               49%
            Computer Keyboards                            24%
            Switches and Controls                         27%
                                                      -------
                                                         100%
                                                      =======

All facilities are in generally good condition and provide adequate and suitable space for each operation.

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

In April 2000, four class action lawsuits were filed in the Court of Chancery of the State of Delaware against the Company and its directors, alleging, inter alia, breach of fiduciary duties on the part of the directors of the Company in connection with Peter Cherry's proposal to acquire the Company. See Footnote Q for more information on Mr. Cherry's proposal. On May 9, 2000, another class action suit was filed in Delaware Chancery Court. The Company believes the claims against it are without merit and intends to file motions to dismiss. The Company further intends to deny and vigorously defend these cases.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to stockholders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Company's executive officers, their ages, business experience, and position and offices as of February 29, 2000.
                                    Term as       Business Experience During
       Name             Age         Officer         the Past Five Years

Peter B. Cherry          52             26        Chairman of the Board since
                                                  1992 and President since 1982

Alfred S. Budnick        62             23        Vice President of the Company
                                                  and President of Cherry
                                                  Semiconductor Corporation
                                                  since 1977. (see * below)

Klaus D. Lauterbach      57              8        Vice President of the Company
                                                  since June 1992; General
                                                  Manager of Cherry GmbH since
                                                  1990; Assistant General
                                                  Manager prior to 1990.

Dan A. King              50             12        Vice President of Finance and
                                                  Administration since September
                                                  1997; V. P. of Finance since
                                                  June 1995; Secretary in 1993;
                                                  Treasurer and Corporate
                                                  Controller prior to 1993.

Kevin G. Powers          40             4         Corporate Controller and
                                                  Assistant Secretary since June
                                                  1995; Assistant Treasurer
                                                  1993-1995.

Robert G. Terwall        46             3         Vice President of the Company
                                                  since June 1997; General
                                                  Manager of Cherry Electrical
                                                  Products Division since 1986.

Kenneth C. Kunin         37             1/2       Vice President of the Company
                                                  since November 1999; General
                                                  Manager of Cherry Automotive
                                                  Division since November 1999;
                                                  Director of New Business
                                                  Development from January 1999;
                                                  Director of Automotive
                                                  Engineering prior to 1999.

* Effective April 12, 2000, Mr. Budnick resigned as executive officer and director of the Company as a consequence of the sale of Cherry Semiconductor Corporation.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Cherry Corporation common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbols CHER. On June 17, 1999, the stockholders approved the reclassification of its two classes of common stock to one class of voting common stock. The price history of the former Class B voting common stock is shown for all prior periods. As of April 28, 2000, there were approximately 1,600 holders of record. The quarterly high and low prices reported on Nasdaq and the dividends paid per common share in the last two fiscal years are shown below:

(Dollars)                               First Quarter  Second Quarter  Third Quarter   Fourth Quarter
Years ended the Last Day of February     2000    1999    2000   1999     2000   1999    2000    1999
                                         ----    ----    ----   ----     ----   ----    ----    ----
High                                   $14.50  $19.00  $15.75  $17.31  $13.25  $15.38  $25.00  $15.50
Low                                     12.00   16.25   12.25   10.50    9.75    9.50   10.00   12.00
Cash dividends per share                   --      --      --      --      --      --      --      --

Quarterly Results (Unaudited)
(Dollars in thousands except per share data)


                                        First Quarter  Second Quarter   Third Quarter  Fourth Quarter
Years ended the Last Day of February     2000    1999    2000    1999    2000    1999    2000    1999
                                         ----    ----    ----    ----    ----    ----    ----    ----
Net sales                             $92,755 $92,698 $88,857 $81,588 $95,151 $99,854 $83,924 $85,741


Gross profit                           23,614  25,666 22,944   21,891  23,961  30,311  21,483  20,392

Earnings from continuing operations     2,545   4,494  1,140    1,335   2,486   6,156    (306)  1,961
Earnings from discontinued operations   1,031   1,837    977      184   1,239   2,034   3,143     851
                                        -----  ------  -----   ------   -----   -----   -----   -----
Net earnings                           $3,576  $6,331 $2,117   $1,519  $3,725  $8,190  $2,837  $2,812
                                       ======  ====== ======   ======  ======  ======  ======  ======

Basic Earnings per Share:
Continuing operations                 $   .25  $  .36 $  .11   $  .11  $  .25  $  .49  $ (.03) $  .18
Discontinued operations                   .10     .15    .10      .01     .12     .17     .31     .08
                                        -----   -----  -----    -----   -----   -----   -----   -----
Basic net earnings                    $   .35  $  .51 $  .21   $  .12  $  .37  $  .66  $  .28  $  .26
                                       ======  ====== ======   ======  ======  ======  ======  ======

Diluted Earnings per Share:
Continuing operations                  $  .25  $  .35 $  .11   $  .11  $  .25  $  .49  $ (.03) $  .18
Discontinued operations                   .10     .15    .10      .01     .12     .16     .31     .08
                                        -----   -----  -----    -----  ------   -----  -----    -----
Diluted net earnings                   $  .35  $  .50 $  .21   $  .12  $  .37  $  .65  $  .28  $  .26
                                       ======  ====== ======   ======  ======  ======  ======  ======

The fourth quarter of fiscal 2000 was positively affected by lower depreciation expense resulting from an adjustment to previous estimates to reflect actual capital expenditures for the year, and by a $1.0 million tax benefit for foreign tax credits to be utilized as a result of a dividend declared at its German subsidiary.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary should be read in conjunction with the consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K:

(Dollars in thousands except share, per share and employee data)
Year ended the last day of February                  2000         1999         1998         1997         1996
SUMMARY OF OPERATIONS
   Net sales                                   $  360,727      359,881      340,838      339,792      327,962
   Gross profit                                $   92,002       98,260       88,747       85,721       75,693
   Operating expenses                          $   82,439       77,409       71,507       70,431       69,526
   Profit from continuing operations           $    9,563       20,851       17,240       15,290        6,167
   Other income, net                           $    1,542          982        1,195        2,796        2,862
   Earnings before interest and taxes          $   11,105       21,833       18,435       18,086        9,029
   Interest expense, net                       $    2,877          790          716        1,158        1,753
   Earnings from continuing operations
     before income taxes                       $    8,228       21,043       17,719       16,928        7,276
   Income tax provision                        $    2,363        7,097        6,821        6,189        1,471
   Net earnings from continuing operations     $    5,865       13,946       10,898       10,739        5,805
     As a percent of sales                           1.6%         3.9%         3.2%         3.2%         1.8%
   Earnings from discontinued operations,
    net of income taxes                        $    6,390        4,906        6,505        5,175        5,446
   Net earnings                                $   12,255       18,852       17,403       15,914       11,251
   Return on average stockholders' equity            7.2%        10.7%         9.9%         9.8%         7.4%
OTHER STATISTICS
   Average shares outstanding:
     Basic                                     10,122,279   12,105,269   12,445,927   12,366,471   12,287,459
     Diluted                                   10,184,674   12,196,670   12,547,910   12,425,152   12,342,971
   Basic earnings per share:
     Continuing operations                     $      .58         1.15          .88          .87          .47
     Discontinued operations                          .63          .41          .52          .42          .45
                                                      ---          ---          ---          ---          ---
        Basic net earnings                     $     1.21         1.56         1.40         1.29          .92
   Diluted earnings per share:


     Continuing operations                     $      .57         1.15          .87          .86          .47
     Discontinued operations                          .63          .40          .52          .42          .44
                                                      ---          ---          ---          ---          ---
        Diluted net earnings                   $     1.20         1.55         1.39         1.28          .91
   Dividends per share                         $       --           --           --           --           --
   Capital expenditures, net                   $   27,601       31,830       26,907       30,976       32,207
   Depreciation and amortization               $   24,788       23,761       21,460       20,609       17,671
   Net cash provided by operating activities   $   32,468       33,826       30,230       37,629       21,801
FINANCIAL POSITION
   Cash and equivalents                        $   13,602       13,720       13,236        7,944        5,118
   Working capital (1)                         $   59,676       49,338       38,055       26,559       27,782
   Current ratio (1)                                  1.5          1.9          1.6          1.4          1.4
   Net assets of discontinued operations           78,738       79,161       70,641       71,950       67,529
   Total assets                                $  312,118      320,496      295,486      283,458      293,718
   Long-term debt                              $    4,732       75,389       33,393       37,009       44,237
   Total debt                                  $   84,531       95,148       55,803       62,866       73,135
   Stockholders' equity                        $  174,151      167,669      183,454      168,076      158,292
   Stockholders' equity per share              $    17.28        16.47        14.71        13.54        12.83
   Debt-to-Capital ratio (debt, net of cash)        28.9%        32.7%        18.8%        24.6%        30.1%

PER EMPLOYEE DATA - CONTINUING OPERATIONS
   Average number of employees                      3,491        3,523        3,452        3,433        3,276
   Net sales                                   $  103,331      102,152       98,736       98,978      100,111
   Average assets employed                     $   67,991       66,162       63,203       63,749       65,723

(1) Net assets of discontinued operations are excluded from the working capital and current ratio for fiscal 1996-1999 to eliminate distortions. For fiscal 2000, the net assets were included so that they matched accelerations of long term debt to current maturities that were directly related to the sale of the discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS
On April 3, 2000, the Company completed the sale of its subsidiary, Cherry Semiconductor Corporation, to Semiconductor Components Industries, LLC (a subsidiary of SCG Holding Corporation which does business under the trade name ON SemiconductorTM) for approximately $250 million in cash, subject to certain adjustments.

Operating results, net assets and cash flows of Cherry Semiconductor have been segregated as discontinued operations in the accompanying consolidated financial statements. Net earnings of Cherry Semiconductor were $6.4 million ($.63 per fully diluted share) on sales of $128 million for the twelve months ended February 29, 2000 and $4.9 million ($.40 per fully diluted share) on sales of $117 million for the year ended February 28, 1999.

Prior year results of operations, financial position and cash flows noted in the following discussion have been restated to reflect the current year's presentation of Cherry Semiconductor as a discontinued operation.

CONTINUING OPERATIONS
The following table sets forth, for the periods indicated, the percentage of total sales represented by the line items reflected in the Company's consolidated statements of operations:

                                         Years ended the last day of February,
                                              2000        1999        1998
                                              ----        ----        ----
Net Sales                                    100.0%      100.0%      100.0%
Cost of sales                                 74.5        72.7        74.0
                                             -----       -----       -----
Gross profit                                  25.5        27.3        26.0
Operating expenses                            22.8        21.5        21.0
                                             -----       -----       -----
Earnings from operations                       2.7         5.8         5.0
Other income, net                              0.4         0.3         0.4
Interest expense, net                          0.8         0.2         0.2
                                            ------      ------      ------
Earnings before income taxes                   2.3         5.9         5.2
Income tax provision                           0.7         2.0         2.0
                                            ------      ------      ------
Net earnings from continuing operations        1.6         3.9         3.2
                                            ======      ======      ======

FISCAL 2000 VS. FISCAL 1999

Sales for fiscal 2000 were $360.7 million, up slightly from fiscal 1999's sales of $359.9 million. Sales by our domestic operations increased 5.7 percent while foreign sales reflected a decrease of 4.5 percent. Underlying the decline in foreign sales was a modest 2.4 percent sales increase when measured in the currencies in which these foreign locations operate. This increase, however, was more than offset by weakening of these currencies, principally the German mark, against the U. S. dollar.

Sales for the Automotive Switches and Modules segment grew 4.7 percent to $166.6 million which represents 46 percent of total consolidated sales. Much of this increase is attributable to the reduction in fiscal 1999 sales which resulted from a strike against General Motors.

Sales for the Computer Keyboards segment totaled $100.2 million and decreased
3.1 percent from last year. Sales increased in unit volume, but this increase was more than offset by the stronger dollar. Competitive pricing, particularly on standard keyboards, also served to offset some of the unit volume increase. Sales of the Advanced Performance keyboards continued to grow and now represent just over 25 percent of total keyboard sales, up from 23 percent last year.

Sales for our Switches and Controls segment decreased 3.6 percent to $93.9 million. Sales of our switch products which are primarily designed for the appliance and office equipment markets, account for approximately 80 percent of this segment's total. Sales of these switch products decreased 1.2 percent to $77.2 million.

Gross profit margins decreased to 25.5 percent of sales in fiscal 2000 from 27.3 percent last year. The major cause of the reduced gross profit margin was production difficulties experienced at the domestic automotive operation in the second half of the year. This resulted in increased manufacturing costs to meet customer orders.

Operating expenses of $82.4 million increased 6.5 percent during fiscal 2000.
As a percent of sales, operating expenses increased to 22.8 percent up from 21.5 percent last year. Spending increases on engineering initiatives to develop and broaden the Company's Advanced Performance keyboard, sensor and electronic controls product offerings was a major contributor to this increase. The Company also incurred severance costs during the year in connection with changes in personnel, particularly at the domestic automotive operation.

Other income was $1.5 million for fiscal 2000 compared with $1.0 million for fiscal 1999. An increase in earnings of the Company's Japanese joint venture was largely responsible for this change.

Net interest expense of $2.9 million increased substantially from last year. The increase is due to higher average borrowings in fiscal 2000 resulting from the Company's Dutch tender which was completed in December, 1998.

The effective tax rate for fiscal 2000 was 28.7 percent compared with 33.7 percent last year. The decreased rate results from increased foreign tax credits which can be utilized as a result of a dividend declared at the Company's German subsidiary.

FISCAL 1999 VS. FISCAL 1998

Sales for fiscal 1999 of $359.9 million grew 5.6 percent over the prior year. Sales from our international operations grew 17.4 percent and accounted for approximately 54 percent of worldwide sales. Sales from domestic operations decreased 5.4 percent and accounted for 46 percent of worldwide sales.

Sales for the Automotive Switches and Modules segment increased 7.7 percent to $159.1 million in fiscal 1999 compared with $147.7 in fiscal 1998. The sales growth came from foreign operations which account for 48.1 percent of total segment sales, up from 36.6 percent last year. In Europe, the Company has established itself as a leading supplier of electronic switch assemblies to several door-latch and door-lock manufacturers. Domestically, sales decreased, largely as a result of a strike against General Motors, but also as a result of new product introductions being outpaced slightly by programs which were due to expire.

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

Gross profit margins increased to 27.3 percent from 26.0 percent. The primary factors are the increased utilization of our international manufacturing facilities coupled with cost reductions at all operations.

Consolidated operating expenses increased 8.3 percent to $77.4 million. Increased engineering spending resulted from the Company's efforts to introduce additional products to the market. Additional marketing efforts were also undertaken to increase market awareness of these product offerings, resulting in higher distribution costs. Administration expense increased largely as a result of facility relocations and software conversions as we generally update our facilities and systems.

Other income decreased 17.8 percent to $982 thousand. Increased customer tooling income and investment grants from the German government were more than offset by foreign exchange losses on cross currency transactions.

Net interest expense of $790 thousand increased .2 percent over fiscal 1998. Borrowings of $36.6 million were used to finance the Company's Dutch tender which was completed on December 23, 1998.

The effective tax rate for fiscal 1999 was 33.7 percent compared with 38.5 percent last year. The decreased rate results largely from a nonrecurring tax credit derived from the payment of a dividend from the Company's subsidiary in England.

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

Net cash provided by operating activities totaled $32.5 million in fiscal 2000 compared with $33.8 million in fiscal 1999. The primary components of net cash provided by operating activities include: the Company's net earnings adjusted for non-cash revenues and expenses; the timing of cash flows relating to operating expenses, sales, and income taxes; and the management of inventory levels.

The Company invested $28.0 million in facilities and equipment in its continuing effort to take advantage of improvements in manufacturing technologies and increase manufacturing capacities when such expenditures were warranted.

As a result of positive cash including $6.8 million from the Company's discontinued semiconductor operation, debt decreased to $84.5 million at February 29, 2000. The Company's debt-to-capital ratio, net of cash balances decreased from 32.7 percent to 28.9 percent.

In April 2000, the Company completed the sale of its semiconductor subsidiary for $250 million. The net proceeds from the sale, after transaction costs and income taxes, are estimated at $175 million. The Company has already used a portion of the proceeds to reduce borrowings under various credit facilities and expects to prepay its senior unsecured notes.

At February 29, 2000, the Company had unused lines of credit available of approximately $24.0 million for domestic operations and $31.9 million for foreign operations. These credit facilities together with funds generated from future earnings should be sufficient to finance the Company's operations.

MARKET CONDITIONS AND OUTLOOK

Capital expenditures in fiscal 2001 are expected to be at a level of 10 percent to 12 percent of sales. The capital expenditure rate may be revised further as sales growth estimates are updated. Operations are expected to generate enough cash to fund capital expenditures.

Since a significant portion of the Company's manufacturing and sales are overseas, foreign currency exchange rates can have an impact on future sales, earnings, and financial position of the Company when translated into U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currencies (primarily German marks). At February 29, 2000, the U.S. dollar equivalent of forward contracts outstanding approximated $9.7 million.

MARKET RISK

In the normal course of business, the Company is exposed to market risk, including changes in interest rates, currency exchange rates and commodity prices. To manage the volatility relating to these exposures, the Company selectively enters into derivative transactions. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company imports products from its German subsidiary and sells them in the U.
S. This arrangement creates a currency exchange exposure between U. S. dollars and German marks. The Company uses foreign currency forward contracts to manage this exchange rate exposure.

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

Interest rate risk sensitive instruments as of February 29, 2000 were:

(Dollars in thousands except average interest rate)
                                 Expected Maturity Date (Fiscal Year)
                                    2001      2002      2003      2004      2005   Thereafter   Total   Fair Value
Long-Term Debt:
  Fixed rate ($US)
   Principal amount              $25,135   $   140   $   146   $   152   $   158   $    74    $25,805   $24,649
   Average interest rate            7.0%      4.0%      4.0%      4.0%      4.0%      4.0%       6.9%
  Fixed rate (German marks)
   Principal amount               $1,225   $   625   $   625   $   625   $   625   $ 1,563    $ 5,288   $ 5,160
   Average interest rate            4.4%      4.8%      4.8%      4.8%      4.8%      4.8%       4.7%
  Variable rate ($US)
   Principal amount              $34,000                                                      $34,000   $34,000
   Average interest rate*           6.4%                                                         6.4%

Short-Term Debt
  Variable rate ($US)
   Principal amount              $17,000                                                      $17,000   $17,000
   Average interest rate*           6.1%                                                         6.1%
  Variable rate (German marks)
   Principal amount               $2,014                                                      $ 2,014   $ 2,014
   Average interest rate*           3.7%                                                         3.7%

*Average variable rates are based on FY2000 year-end rates. Actual rates may be higher or lower.
The estimated fair value is based on the current rates available to the Company for debt with the same remaining maturities, using the discounted cash flow method.

Currency exchange rate risk sensitive instruments as of February 29, 2000
(dollars in thousands, except average exchange rate):
                                               Weighted
                                               Average
                                     Notional  Exchange    Fair
Expected Maturity Fiscal Year 2000   Amount    Rate        Value
Forward contracts:
  Purchase of German marks           $9,700    1.852       $(700)

Commodity price risk sensitive instruments as of February 29, 2000 (volume in thousands of pounds):
Expected Fiscal Year Maturity       2001
Copper collar contract:
   Fair value                        $31
   Contract volume                 1,500
   Cap price per pound              $.81
   Floor price per pound            $.63

Fair values of foreign currency and commodity contracts are estimated by obtaining quotes from the financial institution that is counterparty to the contracts.

FUTURE ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of SFAS No. 133. As a result, SFAS No. 133 will not be effective for the Company until the year 2001. The Company is in the process of evaluating the impact of the reporting requirements of SFAS No. 133.

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to the recognition of revenues. The Company has evaluated the impact of the reporting requirements of SAB No. 101 and has determined that there will be no material impact on its consolidated results of operations, financial position or cash flows.

YEAR 2000 READINESS

The Company completed all Year 2000 remediation before December 31, 1999. No material Year 2000 issues occurred at any of our locations and there were no Year 2000 problems with any of our major vendors or customers. The cost to address Year 2000 issues at the Company was not material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to "Market Risk" in Item 7 of this Annual Report on Form 10-K for related disclosures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of The Cherry Corporation:

We have audited the accompanying consolidated balance sheets of The Cherry Corporation (a Delaware corporation) and Subsidiaries as of the last day of February, 2000 and 1999, and the related consolidated statements of earnings, comprehensive income, cash flows and stockholders' equity for each of the three years ended the last day of February, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cherry Corporation and Subsidiaries as of the last day of February, 2000 and 1999, and the results of their operations and cash flows for each of the three years ended the last day of February, 2000, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in
Item 14(a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/  Arthur Andersen LLP
------------------------
Arthur Andersen LLP

Chicago, Illinois
March 30, 2000

(except with respect to the matters discussed in Notes C and Q, as to which the date is April 24, 2000)

                             THE CHERRY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollars in thousands except share and per share data)
                                              Year ended the last day of February
                                                     2000           1999          1998
---------------------------------------------------------------------------------------
SALES AND COSTS
   Net sales                                  $   360,727    $   359,881    $   340,838
   Cost of products sold                          268,725        261,621        252,091
                                              -----------    -----------    -----------
   Gross profit                                    92,002         98,260         88,747
                                              -----------    -----------    -----------
EXPENSES
   Research and engineering                        23,957         21,809         21,606
   Distribution                                    24,922         24,707         23,132
   Administration                                  33,560         30,893         26,769
                                              -----------    -----------    -----------
   Operating expenses                              82,439         77,409         71,507
                                              -----------    -----------    -----------
EARNINGS
   Profit from continuing operations                9,563         20,851         17,240
   Other income, net - Note E                       1,542            982          1,195
                                              -----------    -----------    -----------
   Earnings before interest and taxes              11,105         21,833         18,435
   Interest expense, net - Note E                   2,877            790            716
                                              -----------    -----------    -----------
   Earnings from continuing operations
      before income taxes                           8,228         21,043         17,719
   Income tax provision - Note D                    2,363          7,097          6,821
                                              -----------    -----------    -----------
   Net earnings from continuing operations          5,865         13,946         10,898
   Earnings from discontinued operations, net of
      income taxes - Note C                         6,390          4,906          6,505
                                              -----------    -----------    -----------
   Net earnings                               $    12,255    $    18,852    $    17,403
                                              ===========    ===========    ===========

BASIC EARNINGS PER SHARE - Note N
   Continuing operations                    $        .58   $      1.15    $       .88
   Discontinued operations                           .63           .41            .52
                                            ------------   -----------    -----------
      Basic net earnings                    $       1.21   $      1.56    $      1.40
                                            ============   ===========    ===========
DILUTED EARNINGS PER SHARE - Note N
   Continuing operations                    $        .57   $      1.15    $       .87
   Discontinued operations                           .63           .40            .52
                                            ------------   -----------    -----------
      Diluted net earnings                  $       1.20   $      1.55    $      1.39
                                            ============   ===========    ===========
AVERAGE SHARES OUTSTANDING - Note N
   Basic                                      10,122,279     12,105,269     12,445,927
                                             ===========    ===========    ===========
   Diluted                                    10,184,674     12,196,670     12,547,910
                                             ===========    ===========    ===========


                             THE CHERRY CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             (Dollars in thousands except share and per share data)
                                              Year ended the last day of February
                                                     2000           1999           1998
---------------------------------------------------------------------------------------
Net earnings                                  $    12,255    $    18,852    $    17,403

Other comprehensive income, net of tax - Note O
   Foreign currency translation adjustments        (4,425)         1,379         (2,635)
                                              -----------    -----------    -----------
Other comprehensive income                         (4,425)         1,379         (2,635)
                                              -----------    -----------    -----------

Comprehensive income                          $     7,830    $    20,231    $    14,768
                                              ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands except share and par value data)
                                                      The last day of February
                                                         2000         1999
----------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and equivalents                               $13,602     $ 13,720
   Receivables, less allowances of $2,181 and
      $1,659, in 2000 and 1999, respectively           48,019       53,003
   Inventories - Note F                                37,317       33,201
   Prepaid expenses and other current assets            4,889        7,391
   Net assets of discontinued operations - Note C      78,738       79,161
                                                      -------     --------
      Total Current Assets                            182,565      186,476

Land, Buildings and Equipment at Cost:
   Land                                                 3,076        3,265
   Buildings and improvements                          64,749       71,298
   Machinery and equipment                            211,142      214,208
   Construction in progress                            12,527        7,625
                                                      -------     --------
                                                      291,494      296,396
   Less: accumulated depreciation                     175,136      174,755
                                                      -------     --------
      Total Land, Buildings and Equipment, net        116,358      121,641

Investment in affiliates and other assets,
  net - Note A                                         13,195       12,379
                                                      -------      -------
TOTAL ASSETS                                          $312,118    $320,496
                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term debt - Note G                           $19,014     $ 17,458
   Accounts payable                                    16,487       11,926
   Payroll related accruals                            11,085       11,206
   Other accruals                                      12,648       13,184
   Income taxes                                         2,870        1,902
   Current maturities of long-term debt - Note G       60,785        2,301
                                                      -------     --------
      Total Current Liabilities                       122,889       57,977

Long-term debt - Note G                                 4,732       75,389
Deferred income taxes, net                              7,589       16,508
Deferred credits                                        2,757        2,953

Stockholders' Equity - Note A:
   Common stock, $1.00 par value
      Authorized 30,000,000 shares; issued and
      outstanding, including shares in treasury -
      12,574,909 in 2000 and 12,521,743 in 1999        12,575       12,522
   Additional paid-in capital                          43,546       42,994
   Retained earnings                                  158,867      146,612
   Accumulated other comprehensive income              (2,237)       2,188
                                                      -------     --------
                                                      212,751      204,316
   Less: cost of common stock held in treasury,
      2,494,926 shares in 2000 and 2,340,926
      shares in 1999                                  (38,600)     (36,647)
                                                      -------     --------


         Total Stockholders' Equity                   174,151      167,669
                                                      -------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $312,118    $320,496
                                                      ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                             Year ended the last day of February
                                                         2000         1999        1998
--------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net earnings                                       $12,255     $ 18,852    $ 17,403
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      (Income) from discontinued operations            (6,390)      (4,906)     (6,505)
      Depreciation and amortization                    24,788       23,761      21,460
      (Gain) loss on sale of land, buildings,
         equipment and intangibles                        (69)         544         (47)
      Income from unconsolidated affiliates              (763)        (271)       (254)
      Changes in assets and liabilities:
         Decrease (increase) in receivables             1,319       (5,551)     (6,294)
         (Increase) decrease in inventories            (6,645)       1,012        (333)
         Increase (decrease) in accounts payable        3,707       (3,423)      4,219
         Increase (decrease) in accrued income taxes    1,967       (1,013)        920
         (Decrease) increase in deferred income taxes  (4,853)       1,580       1,563
         Decrease (increase) in other working capital,
          excluding cash and short-term borrowings      7,152        3,241      (1,902)
                                                      -------      -------     -------
        NET CASH PROVIDED BY CONTINUING OPERATIONS     32,468       33,826      30,230
        NET CASH PROVIDED BY DISCONTINUED OPERATIONS   17,601       12,635      19,689
                                                      -------      -------     -------
        NET CASH PROVIDED BY OPERATING ACTIVITIES      50,069       46,461      49,919
                                                      -------      -------     -------
CASH FLOW FROM INVESTING ACTIVITIES
   Proceeds from sales of land, buildings
     and equipment                                      3,124           34         229
   Expenditures for land, buildings and equipment     (30,656)     (32,408)    (27,089)
   Other                                                 (512)         217        (915)
                                                      -------      -------     -------
        NET CASH USED IN CONTINUING OPERATIONS        (28,044)     (32,157)    (27,775)
        NET CASH USED IN DISCONTINUED OPERATIONS      (10,756)     (16,472)    (11,874)
                                                      -------      -------     -------
        NET CASH USED IN INVESTING ACTIVITIES         (38,800)     (48,629)    (39,649)
                                                      -------      -------     -------
CASH FLOW FROM FINANCING ACTIVITIES
   Increase (decrease) in short-term debt               3,376       (3,822)     (1,699)
   (Decrease) increase in domestic revolver            (9,000)      43,000      (7,000)
   Principal payments on long-term debt                (2,307)      (2,167)     (1,981)
   Purchase of treasury shares                         (1,953)     (36,647)         --
   Proceeds from long-term debt                            --        1,377       5,682
   Equity and other transactions                          605          631         610
                                                      -------      -------     -------
        NET CASH (USED IN) PROVIDED BY FINANCING
        ACTIVITIES                                     (9,279)       2,372      (4,388)
                                                      -------      -------     -------
Effect of exchange rate changes on cash flows          (2,108)         280        (590)
                                                      -------      -------     -------
        NET (DECREASE) INCREASE IN CASH AND
        EQUIVALENTS                                      (118)         484       5,292
Cash and equivalents, at beginning of year             13,720       13,236       7,944
                                                      -------      -------     -------
        CASH AND EQUIVALENTS, AT END OF YEAR          $13,602      $13,720     $13,236
                                                      =======      =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest (net of amount capitalized)            $ 4,952     $  3,518    $  3,143
      Income taxes (net of refunds)                   $ 5,142     $  5,960    $  4,434

The accompanying notes are an integral part of the consolidated financial statements.

                             THE CHERRY CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                                                         Accumulated
                                                  Additional             Other
                                       Common     Paid-In     Retained   Comprehensive  Treasury
Year ended the last day of February    Stock      Capital     Earnings   Income         Stock      Total
-----------------------------------------------------------------------------------------------------------
Balance, 1997                          $12,417    $41,858     $110,357   $  3,444       $     --   $168,076
  Employee options and stock
   purchase plan                            59        551           --         --             --        610
  Net earnings                              --         --       17,403         --             --     17,403
  Foreign currency
   translation adjustments                  --         --           --     (2,635)            --     (2,635)
                                       -------    -------      -------    -------        -------    -------
Balance, 1998                          $12,476    $42,409     $127,760   $    809       $     --   $183,454
  Employee options and stock
   purchase plan                            46        585           --         --             --        631
  Net earnings                              --         --       18,852         --             --     18,852
  Purchase of common stock                  --         --           --         --        (36,647)   (36,647)
  Foreign currency
   translation adjustments                  --         --           --      1,379             --      1,379
                                       -------    -------      -------    -------        -------    -------
Balance, 1999                          $12,522    $42,994     $146,612  $  2,188        $(36,647)  $167,669
  Employee options and stock
   purchase plan                            53        552           --        --              --        605
  Net earnings                              --         --       12,255        --              --     12,255
  Purchase of common stock                  --         --           --        --          (1,953)    (1,953)
  Foreign currency
   translation adjustments                  --         --           --    (4,425)             --     (4,425)
                                       -------    -------      -------  --------         -------    -------
BALANCE, 2000                          $12,575    $43,546     $158,867  $ (2,237)       $(38,600)  $174,151
                                       =======    =======      =======   =======        ========    =======

The accompanying notes are an integral part of the consolidated financial statements.

                                       19

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

REVENUE RECOGNITION
The company recognizes revenue when title passes to its customers.

INVESTMENT IN AFFILIATES
The Company accounts for its investments in 50% owned affiliates in Japan and India by the equity method of accounting. Retained earnings at February 29, 2000 include $8,708 representing the Company's share of the undistributed earnings of these unconsolidated affiliates.

CASH AND EQUIVALENTS
Cash and equivalents consist of cash and highly liquid securities with original maturities of three months or less. The carrying amount approximates fair value.

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for approximately 53% and 46% of the Company's inventories as of the last day of February 2000 and 1999, respectively. For the remaining inventories, cost is determined by the first-in, first-out ("FIFO") method. Inventory costs include material, labor and manufacturing overhead.

LAND, BUILDINGS AND EQUIPMENT
Land, buildings and equipment are carried at cost or, in the case of capitalized leases, at the lower of the present value of minimum lease payments or the fair value of the leased property. For financial reporting purposes, depreciation expense is provided on a straight-line basis using estimated useful lives of 5 to 50 years for buildings and improvements and 3 to 12 years for machinery and equipment. Depreciation expense was $24,683, $23,655 and $21,348 for fiscal 2000, 1999 and 1998, respectively. Accelerated depreciation methods are generally used for tax purposes.

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

RESEARCH AND DEVELOPMENT
Research and development ("R&D") costs are expensed as incurred. R&D expense was $11,774, $12,035 and $10,810 for fiscal 2000, 1999 and 1998, respectively.

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

On June 17, 1999 the Company's stockholders' approved the charter amendment reclassifying the previous two classes of common stock to one class of voting common stock. The stockholders' equity classifications affected by this change have been retroactively restated to reflect one class of common stock.

In December 1998, the Company concluded a "Dutch Auction" self-tender offer and acquired 2,340,926 shares at an aggregate cost of $36,647. On March 1, 1999, the Company announced a program to repurchase from time to time during the next year, depending on market conditions and other factors, up to 250,000 shares of its common stock on the open market or through privately negotiated transactions at the then prevailing market prices. During fiscal 2000, 154,000 shares were repurchased at an aggregate cost of $1,953. The shares purchased are accounted for as treasury stock and may be used for general corporate purposes.

STOCK-BASED COMPENSATION
In fiscal 1997, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, a fair value based method for determining expense related to stock-based compensation. As allowed by the standard, the Company continues to account for its stock-based compensation using the intrinsic value method prescribed under the prior standard of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

LONG-LIVED ASSETS
The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its intangibles and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset to measure whether the asset is recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE B: NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." This statement delayed the required implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. The Company is assessing the effect of SFAS No. 137 and currently believes it will not have a material effect on its earnings or financial position when it is adopted in fiscal 2002.

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to the recognition of revenues. The Company has evaluated the impact of the reporting requirements of SAB No. 101 and has determined that there will be no material impact on its consolidated results of operations, financial position or cash flows.

NOTE C: DISCONTINUED OPERATION

On March 9, 2000 the Company announced that it had signed a definitive agreement to sell its subsidiary, Cherry Semiconductor Corporation to Semiconductor Components Industries, LLC, a subsidiary of SCG Holding Corporation, which does business under the trade name, ON SemiconductorTM. The transaction was structured as a sale of all of the common stock of Cherry Semiconductor Corporation for a purchase price of $250 million, subject to adjustment in certain circumstances. The sale was completed on April 3, 2000. The Company expects to record a net gain after income taxes of approximately $90 million in the first quarter of fiscal 2001. The board of directors of the Company approved the stock purchase agreement and the related transaction. Accordingly, the Company reported the Cherry Semiconductor Corporation results of operations as discontinued operations and restated all years presented. Net assets relating to the sale have been segregated on the balance sheets presented.

Certain information with respect to discontinued operations is summarized as follows:

Year ended the last day of February          2000       1999      1998
----------------------------------------------------------------------
Net sales                                $128,295   $116,827  $113,035

Earnings from discontinued operations:
   Before income taxes                      8,677      7,309     9,668
   Income tax provision                     2,287      2,403     3,163
                                          -------    -------   -------
   Net earnings                          $  6,390   $  4,906  $  6,505
                                         ========   ========  ========

Interest expense charged to discontinued operations was $2,099, $2,202 and $2,199 for fiscal 2000, 1999 and 1998, respectively. Such amounts represent interest on debt directly attributable to the discontinued operations.

Net assets of discontinued operations as of the last day of February:

                                                         2000       1999
------------------------------------------------------------------------
Assets
   Cash                                               $   214        136
   Receivables                                         17,167     16,903
   Inventory                                           20,340     20,467
   Refundable Income taxes                              2,647      1,544
   Prepaid expenses and other current assets            3,257      2,076
   Property, plant and equipment, net                  56,763     57,676
   Other assets                                         1,028      1,112
                                                      -------    -------
        Total Assets                                  101,416     99,914

Liabilities
   Accounts payable                                     7,675      9,476
   Payroll related accruals                             2,073      1,623
   Other accruals                                       5,111      1,934
   Deferred taxes                                       7,819      7,720
                                                      -------    -------
        Total Liabilities                              22,678     20,753
                                                      -------    -------
Net assets of discontinued operations                 $78,738    $79,161
                                                      =======    =======

NOTE D: INCOME TAXES

The sources of earnings before income taxes are as follows:

Year ended the last day of February              2000       1999      1998
--------------------------------------------------------------------------
Earnings before income taxes
   United States                             $(13,263)  $ (2,640) $  4,010
   Foreign                                     21,491     23,683    13,709

Provisions for income taxes
Current: Federal and state                   $   (247)  $ (1,609)  $   706
         Foreign                                8,828      8,311     4,464
                                              -------    -------   -------
Current provision                               8,581      6,702     5,170
                                              -------    -------   -------
Deferred: Federal and state                    (5,872)      (277)    1,019
         Foreign                                 (346)       672       632
                                              -------    -------   -------
Deferred provision                             (6,218)       395     1,651
                                              -------    -------   -------
     Total income tax provision              $  2,363   $  7,097  $  6,821
                                             ========   ========  ========

Reconciliation of the differences between income taxes computed at federal statutory tax rates and the consolidated provisions for income taxes are as follows:

Year ended the last day of February         2000       1999      1998
---------------------------------------------------------------------
Income taxes computed at federal
   statutory tax rates                   $  2,880   $  7,365  $  6,202
Foreign tax rate differentials              1,627      1,396       387
Foreign tax rebate coincident with
   repatriation of foreign earnings        (1,133)      (737)       --
Research and development tax credit          (122)      (306)      (48)
Current taxation of foreign earnings,
   net of foreign tax credit                   (3)      (347)     (100)
State tax provisions, net of federal
   benefits                                  (289)       (78)      500
Equity in earnings of unconsolidated
   affiliates                                (267)       (95)      (89)
Other, net                                   (330)      (101)      (31)
                                          --------   -------   -------
     Consolidated provisions             $  2,363   $  7,097  $  6,821
                                          =======    =======   =======

For income tax reporting at February 29, 2000, the Company has state tax credit carryforwards of approximately $2,403 that expire in the year 2005. The Company also has available research tax credits of $342, which expire in 2015 and alternative minimum tax carryforwards of $483 that are available to reduce future regular income taxes over an indefinite period. In addition, the Company has state tax credit carryforwards of approximately $111 and state net operating loss carryforwards of approximately $197 that will expire from 2014 to 2020.
The carryforwards will be available to reduce future income tax liabilities.

In fiscal 2000, the Company's subsidiary in Germany remitted a dividend of $16,325 that resulted in a net tax benefit of $1,264. In fiscal 1999, the Company's subsidiary in England remitted a dividend of $8,695 that resulted in a net tax benefit of $737.

The tax effects of the significant temporary differences that comprise the deferred tax liabilities and assets follows:

Year ended the last day of February                    2000         1999
------------------------------------------------------------------------
Liabilities
   Book versus tax basis of depreciable assets    $   9,823     $ 13,055
   Foreign currency translation                          --        1,969
   Undistributed earnings of foreign subsidiaries       776           --
   Other                                              1,882        2,809
                                                  ---------     --------

Gross deferred tax liabilities                       12,481       17,833
                                                  ---------     --------

Assets
   Tax credits and loss carryforward                  3,228           --
   Reserves and nondeductible accruals                2,985        2,372
   Compensation related accruals                      1,411        1,310
   Foreign currency translation                       1,276           --
   Undistributed earnings of foreign subsidiaries        --        1,038
   Inventory valuation                                  947          748
   Other                                              1,024          221
   Valuation allowance for deferred tax assets         (353)        (233)
                                                    -------      -------
Net deferred tax assets                              10,518        5,456
                                                    -------      -------
Net deferred tax liability                        $   1,963     $ 12,377
                                                  =========     ========

The valuation allowances noted above relate to noncurrent tax assets for net operating loss carryforwards due to the uncertainty of realizing the benefit of certain foreign carryforwards. No other valuation allowances are deemed necessary.

NOTE E: SUPPLEMENTARY INCOME STATEMENT INFORMATION

Year ended the last day of February         2000       1999      1998
---------------------------------------------------------------------
Other Income (Expense):
   Earnings of affiliates                $   763   $    271  $    254
   Investment grants                         305        469       278
   Tooling income                            165        899       408
   Foreign exchange                          349       (426)      252
   Gain (loss) on sale of assets              69       (544)       47
   Other, net                               (109)       313       (44)
                                         -------    -------   -------

Other income, net                        $ 1,542   $    982  $  1,195
                                         =======    =======  ========


Interest expense                         $ 3,117   $  1,518  $  1,196
Interest income                             (240)      (728)     (480)
                                          -------   -------   -------
Interest expense, net                    $ 2,877   $    790  $    716
                                         =======   ========  ========

NOTE F: INVENTORIES

The last day of February                               2000         1999
------------------------------------------------------------------------
Inventories
   Raw materials                                   $  5,352     $  4,662
   Component parts                                   12,868        8,230
   Work-in-process                                    8,422        8,070
   Finished goods                                    10,675       12,239
                                                   --------     --------
      Total inventories                            $ 37,317     $ 33,201
                                                   ========     ========

   Excess of replacement cost over the stated
   value of LIFO inventories                       $  6,201     $  4,528

NOTE G: DEBT

The last day of February                               2000         1999
------------------------------------------------------------------------
Short-term Debt
(With domestic and foreign banks)
   Bank loans outstanding, unsecured               $ 19,014     $ 17,458
   Weighted average interest rate                      5.9%         4.6%

Long-term Debt
Foreign obligations:
   Construction, mortgage and equipment loans (at
      4% to 5.5%, secured by real estate in the
      amount of $8 million in the Federal Republic
      of Germany) due in periodic installments
      through March 2007                           $  5,288     $  7,712

   Capital lease obligations payable in installments
      through December 2000 with a weighted average
      interest rate of 1.23%                            424        1,044

Domestic obligations:
   Equipment loans at 4%, secured in the
      amount of $1,000, due in periodic
      installments through October 2005                 805          934

   Senior unsecured notes, at 6.99%, due in 2007,
     that will be paid off in September, 2000        25,000       25,000

   Borrowings under unsecured revolving credit agreement
      with interest at LIBOR plus .375% to .625%,
      prime rate or competitive bid rates            34,000       43,000
                                                   --------     --------
                                                     65,517       77,690
Less current maturities                              60,785        2,301
                                                   --------     --------
Long-term debt                                     $  4,732     $ 75,389
                                                   ========     ========

The following principal payments, exclusive of capitalized lease payments, are required during the next five fiscal years: 2001 - $60,360; 2002 - $765; 2003 - $771; 2004 - $777; 2005 - $783; thereafter - $1,636.

In September, 1999 the unsecured, multicurrency revolving credit agreement was increased from $65 million to $75 million. Preceding the sale of Cherry Semiconductor Corporation on April 3, 2000, two participants withdrew from the revolving credit agreement and the line was reduced to $61 million on March 31, 2000. Also as a result of the sale, the $34 million in borrowings outstanding at February 29, 2000 were reclassified as current maturities since the debt balance was paid subsequent to year end from the sale proceeds. The interest rate on this agreement is the prime rate or, depending upon the Company's financial performance, LIBOR plus .375% to .625%. The facility has a competitive bid option that can result in interest rates below the stated facility rates. The facility fee is also dependent upon the Company's financial performance and ranges from 1/8 of 1% to 2/10 of 1% of the facility amount. The facility has a maturity of May 12, 2002. The covenants for this credit facility pertain to consolidated net worth, leverage, cash flow coverage and cash flow to debt levels, among others.

At February 29, 2000 there were three uncommitted, unsecured credit facilities available totaling $33 million, of which $17 million was outstanding and reported as short term debt. Following the sale of the discontinued operation, one of the uncommitted facilities for $18 million was closed on April 4, 2000, leaving two facilities totaling $15 million. These facilities are utilized when the borrowing rates available under them are below those available under the committed facility. A provision in the multicurrency revolving credit agreement limits the Company's combined domestic borrowings under that facility and the uncommitted facilities to $61 million.

On July 28, 1995, the Company completed a $25 million long-term debt placement with an insurance company in the form of 6.99% Senior Notes, due July 15, 2007 with principal prepayments of $5 million required in years 2003 through 2007. The notes are unsecured and interest is payable semi-annually each January and July. Covenants pertain to consolidated net worth and debt-to-capital ratios, among others. As a result of the sale of Cherry Semiconductor Corporation, the insurance company has the option to call the notes due six months after the transaction and has informed the Company of their intention to do so. Therefore, the Senior Notes have also been reclassified as current maturities and will be paid with the proceeds from the sale of the discontinued operation.

In fiscal 1999, the Company obtained $1 million in financing from the State of Wisconsin and the local business development group, in conjunction with the construction of a new manufacturing facility. The loan agreements are dated May
19, 1998.   The promissory notes have terms of seven years, are secured by equipment at the new facility, bear interest at a rate of 4% and require monthly installments through July 2005 and October 2005, respectively. Covenants pertain to employment guarantees at the new facility, among others.

The Company was in compliance with all covenants under all agreements at February 29, 2000.

As of February 29, 2000, the Company had unused lines of credit available for general corporate purposes of approximately $24 million for U.S. operations and $31.9 million for foreign operations.

NOTE H: DERIVATIVE FINANCIAL INSTRUMENTS

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate, foreign exchange and commodity price risks.

The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currency (principally German marks). Gains or losses related to qualifying hedges of foreign currency transactions are recognized in income when the hedged transaction occurs.
Hedges of anticipated commitments are marked-to-market on a current basis through the income statement. The U. S. dollar equivalent of forward contracts outstanding on the last day of February 2000 and 1999 approximated $9.7 million and $15.9 million, respectively.

The Company also uses derivative contracts to reduce the impact of commodity price changes on the cost of its products. The Company entered into a collar agreement that effectively sets the minimum and maximum price per pound on 125 thousand pounds of copper per month ranging from a minimum of $.63 per pound to a maximum of $.81 per pound for the period March 1, 1999 through February 28, 2001. Amounts paid or received under this agreement is recognized as an adjustment to the purchase price of the metal. No premium was paid for this contract.

The Company uses variable rate credit lines to finance a portion of its working capital requirements. Borrowings under those credit lines fluctuate throughout the year. Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on these borrowings. The Company was party to one separate interest rate cap agreement, which protected against interest rate increases above 7.0% deutsche mark LIBOR on DM 20 million of floating rate debt through December 1999. Amounts received under this agreement are recognized as an adjustment to interest expense. Premiums paid for interest rate cap agreements are amortized to interest expense over the term of the agreements. Unamortized premiums are included in the consolidated balance sheet under the caption other assets, net. On the last day of February 2000 and 1999, unamortized premiums amounted to zero and $84, respectively.

Counterparties to all of these financial instruments are major financial institutions. Credit loss from counterparty nonperformance is not anticipated.

NOTE I: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments.

The last day of February                       2000                 1999
------------------------------------------------------------------------------
                                    CARRYING    FAIR        Carrying   Fair
                                     AMOUNT     VALUE        Amount     Value
                                     -------    -------      -------   -------
Financial Assets
   Other assets, net                 $    --   $     --      $   84    $    21
   Currency contracts                   (700)      (700)       (600)      (600)
   Commodity contracts                    --         52          --       (105)

Financial Liabilities
   Long-term debt                   $ 65,093   $ 63,809    $ 76,646   $ 76,441

The carrying amounts shown above are included in the consolidated balance sheet.

The following methods and assumptions were used to estimate fair value of each class of financial instrument:

OTHER ASSETS, NET: The amounts reported relate to the interest rate cap reported in Note H. The carrying amount represents the unamortized premiums paid for the contract. The fair value is based on its quoted market price as provided by the financial institutions that are counterparty to the cap.

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

NOTE J: LEASES

The Company leases automobiles, machinery and equipment, including computers, under noncancelable operating leases that expire over the next seventeen years. Renewal and escalation clauses are not significant. Rent expense was $3,652, $3,776 and $3,501 for fiscal 2000, 1999 and 1998, respectively.

Land, buildings and equipment include capitalized leases of $2,891 and $3,267 less accumulated amortization of $2,499 and $2,293 as of the last day of February 2000 and 1999, respectively.

Future minimum lease payments under capitalized and long-term noncancelable operating leases are as follows:

                                          Capitalized        Operating
                                             Leases            Leases
                                          ------------      ------------
2001                                      $      426        $    2,353
2002                                              --             1,635
2003                                              --             1,323
2004                                              --             1,090
2005                                              --               891
Thereafter                                        --             6,898
                                          ----------        ----------
Total minimum lease payments              $      426        $   14,190
                                                            ==========
Less amount representing interest                  2
                                          ----------
Total obligations under capitalized
  leases                                   $     424
                                           =========

NOTE K: CONTINGENCIES

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

NOTE L: STOCK BASED COMPENSATION PLANS

STOCK OPTION PLANS

In June 1995, the stockholders approved the 1995 Stock Incentive Plan and the 1995 Nonemployee Director Stock Option Plan and reserved for distribution 900,000 and 100,000 shares of common stock, respectively. In June 1999, the stockholders approved an amendment to the 1995 Stock Incentive Plan that increased the common stock reserved for distribution by 900,000 shares, bringing the total reserved to 1,800,000. The Stock Incentive Plan also has available for awards 133,560 shares of common stock remaining under the Company's 1982 Stock Option Plan.

The 1995 Stock Incentive Plan provides for grants to key employees of awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights (SARs) and stock awards, including restricted stock. The maximum number of shares that may be awarded to any participant in any year during the term of the plan is 90,000 shares. The awards may be granted singly, in combination or in tandem. The stock option exercise price may not be less than fair market value on the date of the grant. For SARs granted in tandem with an option, the grant price is equal to the exercise price of the underlying option. For SARs issued independent of any stock option, the grant price is not less than the fair market value of the common stock on the date the right is granted. Stock options and SARs are exercisable in installments but not prior to six months nor later than ten years after the grant date. Stock awards may be granted to participants of the plan at no cost to them. Stock awards will be subject to such terms, conditions, restrictions and/or limitations, if any, as deemed appropriate. No more than 180,000 shares may be issued as stock awards not based on performance goals during the term of the plan. Although the Company's Stock Incentive Plan allows for restricted stock awards and SARs, neither has been granted to date.

Under the terms of the 1995 Nonemployee Director Stock Option Plan, each nonemployee director in office on adjournment of the Company's annual meeting automatically receives a non-qualified stock option to purchase the whole number of shares of common stock equal to the amount of the nonemployee director's annual retainer divided by the fair market value of a share of common stock on that date. Stock options are exercisable in installments but not prior to twelve months nor later than ten years after the grant date.

The following table summarizes the transactions pursuant to the Company's stock option plans for the three-year period ended February 29, 2000:

                        Options Outstanding          Exercisable Options
---------------------------------------------------------------------------
                                 Weighted Avg.               Weighted Avg.
                        Shares   Exercise Price     Shares   Exercise Price
---------------------------------------------------------------------------
February 28, 1997      408,505         $10.76        61,040          $11.89
                       -------         ------
   Granted             171,006          14.21
   Exercised           (40,467)          8.33
   Cancelled           (25,840)         11.22
                       --------         -----
February 28, 1998      513,204          12.08       145,870           12.06
                       -------          -----
   Granted             276,716          16.34
   Exercised           (26,578)         10.46
   Cancelled           (16,031)         14.64
                       --------         -----
February 28, 1999      747,311          13.66       291,725           12.18
                       -------          -----
   Granted             239,700          13.79
   Exercised           (34,074)         10.70
   Cancelled           (81,544)         14.79
                       --------         -----
February 29, 2000      871,393         $13.70       456,136          $12.74
                       =======         ======

                                                                 Exercisable Options at
   Options Outstanding at February 29, 2000                      February 29, 2000
--------------------------------------------------------------   ----------------------
                                      Wtd. Avg.
                                      Remaining      Wtd. Avg.              Wtd. Avg.
   Range of                           Contractual    Exercise               Exercise
Exercise Prices         Shares        Life (Years)   Price       Shares     Price
---------------         ------        ------------   --------    -------    ---------
$9.25 - 11.625         200,945        6.31           $   9.49    194,343    $  9.43
$11.75 - 14.00         324,344        8.34              13.81     75,873      13.79
$14.125-19.00          346,104        7.30              16.05    185,920      15.77
                       -------        ----            -------    -------    -------
                       871,393        7.46             $13.70    456,136    $ 12.74
                       =======        ====            =======    =======    =======

In February, 1999, Cherry Semiconductor Corporation ("Cherry Semiconductor"), a wholly owned subsidiary of the Company, adopted a stock option plan which provided for the granting of equity rights to its officers and key employees.
It was intended that the plan would provide for the granting of equity rights up to 9.8% of Cherry Semiconductor's total equity. Generally, rights vest over four years and were granted with an exercise price equal to their fair market value. During fiscal 2000, Cherry Semiconductor granted rights to purchase 3.5% of the subsidiary. In connection with the sale of Cherry Semiconductor, these equity rights were repurchased and settled by the Company for $4.1 million in payments to the employees. This settlement was included in the computation of the estimated gain (see Note C) that will be recorded in the first quarter of fiscal 2001.

EMPLOYEE STOCK PURCHASE PLANS

The Company sponsors an Employee Stock Purchase Plan that allows eligible employees to contribute a portion of their pay towards the purchase of the Company's common stock. In June 1996, the stockholders approved the 1996 Employee Stock Purchase Plan (1996 Plan) to replace the 1980 Plan, effective January 1, 1997. Under the 1996 Plan, an aggregate of 400,000 shares of common stock may be sold plus 29,196 shares remaining under the 1980 Plan. The Compensation Committee of the Board of Directors administers the plan and has the authority to establish the annual purchase price and contribution levels within the limitations provided by the plan. For the initial plan year beginning January 1, 1997, the Compensation Committee approved 50,000 shares for issuance, set the purchase price at 95% and limited the maximum employee contribution to five thousand dollars. Under the plan, 19,092, 19,516 and 17,966 shares were issued at $10.09, $13.06 and $15.20 per share during fiscal 2000, 1999 and 1998, respectively. At February 29, 2000, 372,588 shares are available for issuance under the plan.

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

                                                YEAR ENDED THE LAST DAY OF FEBRUARY
-----------------------------------------------------------------------------------
(In thousands, except share data)                 2000          1999           1998
                                               -------       -------        -------
   Net earnings
           As reported                         $12,255       $18,852        $17,403
           Pro forma                            10,929        17,620         16,566

   Basic earnings per share
           As reported                            1.21          1.56           1.40
           Pro forma                              1.08          1.46           1.33

   Diluted earnings per share
           As reported                            1.20          1.55           1.39
           Pro forma                              1.07          1.44           1.32

Because SFAS No. 123 does not apply to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average estimated fair value of options granted during fiscal 2000, 1999 and 1998 was $7.64, $9.38 and $8.58, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Year ended the last day of February        2000       1999      1998
--------------------------------------------------------------------
   Risk free interest rate                6.23%      5.69%      6.5%
   Expected lives in years                7.02       7.07      7.56
   Expected volatility                     45%       48.9%     48.6%
   Dividend                                 --         --        --

NOTE M: EMPLOYEE BENEFIT PLANS

BONUS, DEFERRED COMPENSATION, PROFIT SHARING AND RETIREMENT PLANS

The Company and its operating entities have various bonus, deferred compensation, profit sharing and retirement plans. The Company's bonus plans cover qualified management employees. The payouts of these bonus plans are based on attainment of operating results and other key performance goals. The established Company profit sharing plan covers substantially all employees for the domestic operating entities and is qualified under Section 401(k) of the Internal Revenue Code. It allows for employee and employer contributions. Certain key foreign employees are eligible for a one-time, lump sum payment on retirement or involuntary termination, the amounts of which are accrued over the employee's estimated service. During fiscal 2000, 1999 and 1998, the expenses for these plans were $2,790, $3,010 and $2,770, respectively.

Effective January 1, 1996, the Company established a non-qualified, unfunded deferred compensation program. The program allows designated employees to elect to defer a portion of their annual incentives and base pay for periods of five years to retirement. Participants are provided the same investment options as for the separate 401(k) plan. Any distribution payable under the program is paid from the general assets of the Company. Amounts deferred by participants as of February 29, 2000 were not significant.

NOTE N: EARNINGS PER SHARE DISCLOSURE

Following is a reconciliation of the numerators and the denominators of the basic and diluted EPS computation.

Year ended the last day of February                  2000           1999           1998
---------------------------------------------------------------------------------------
(In thousands, except share data)
Numerator:
   Net earnings from continuing operations         $5,865        $13,946        $10,898
   Net earnings from discontinued operations        6,390          4,906          6,505
                                                  -------        -------        -------
   Net earnings available to common stockholders  $12,255        $18,852        $17,403

Denominator:
   Weighted average shares for basic EPS       10,122,279     12,105,269     12,445,927

   Effect of dilutive securities:
      Common stock options                         62,395         91,401        101,983
                                              -----------    -----------    -----------

   Adjusted weighted average shares
   and assumed conversions for diluted EPS     10,184,674     12,196,670     12,547,910

Basic EPS        - continuing operations             $.58          $1.15           $.88
Basic EPS        - discontinued operations            .63            .41            .52
                                                      ---            ---            ---
   Basic EPS                                        $1.21          $1.56          $1.40

Diluted EPS - continuing operations                  $.57          $1.15           $.87
Diluted EPS - discontinued operations                 .63            .40            .52
                                                      ---            ---            ---
   Diluted EPS                                      $1.20          $1.55          $1.39

NOTE O: OTHER COMPREHENSIVE INCOME

The income tax expense (benefit) allocated to each component of other comprehensive income follows:

Year ended the last day of February                  2000           1999           1998
-----------------------------------------------------------------------------------------
Foreign currency translation adjustments:
   Before tax amount                          $    (7,669)   $     1,722    $    (3,946)
   Tax (expense) benefit                            3,244           (343)         1,311
                                              -----------    ------------   -----------
   Net-of-tax amount                          $    (4,425)   $     1,379    $    (2,635)
                                              ============   ===========    ============

NOTE P: SEGMENT INFORMATION

BUSINESS SEGMENT INFORMATION

The Company designs and manufactures a wide range of electrical and electronic components, which it sells to original equipment manufacturers, Tier 1 suppliers and distributors through three business segments: Automotive Switches and Modules, Computer Keyboards, and Switches and Controls. These business segments also represent the Company's principal products, which are sold into three markets as follows:



                                                                 Consumer &
                                       Automotive   Computer     Commercial
Business Segment                         Market      Market      Market
----------------                         ------      ------    ----------
Automotive Switches and Modules            X
Computer Keyboards                                     X
Switches and Controls                                  X           X

One automotive customer accounted for 19%, 17% and 20% of consolidated net sales in fiscal 2000, 1999 and 1998, respectively. Export sales by the Company were less than 10% for all periods reported.

The Company's principal international operations are conducted in Germany. Other manufacturing operations in Western Europe include smaller facilities in England and the Czech Republic. Other operations, primarily sales offices, are located in France, Hong Kong, and Australia. The Company also has a smaller manufacturing operation in Mexico.

In the following tables, intercompany sales between segments and geographic areas are made at prices approximating market and are eliminated from total net sales. Identifiable assets report only the assets used in the operation of that business segment or geographic area. All other assets of continuing operations are shown separately as corporate assets. Corporate assets include cash, other current and noncurrent assets and the Company's investment in unconsolidated affiliates. Total assets on the consolidated balance sheet include amounts from discontinued operations (see Note C), which have been excluded from the business
segment and geographic area information below.   The net assets of discontinued
operations totaled $70,641 as of February 28, 1998.

BUSINESS SEGMENT INFORMATION

                                   Automotive
                                     Switches     Computer   Switches   Eliminations
Fiscal Year                         & Modules    Keyboards  & Controls  & Corporate   Consolidated
                                    ---------    ---------  ----------  -----------   ------------
2000
  Sales to unaffiliated customers  $  166,605     $100,188    $ 93,934  $      --     $360,727
  Intersegment sales                       --           --       1,198     (1,198)          --
   Total net sales                    166,605      100,188      95,132     (1,198)     360,727
  Profit from operations                1,209       15,752      (3,158)    (4,240)       9,563
  Identifiable assets                  90,562       57,400      56,763     28,655      233,380
  Capital expenditures, net            13,853        7,167       6,573          8       27,601
  Depreciation                         11,235        7,081       6,353         14       24,683

1999
  Sales to unaffiliated customers  $  159,069     $103,340    $ 97,472   $     --     $359,881
  Intersegment sales                       --           --       1,377     (1,377)          --
   Total net sales                    159,069      103,340      98,849     (1,377)     359,881
  Profit from operations                6,677       17,072       1,086     (3,984)      20,851
  Identifiable assets                  95,919       62,632      55,655     27,129      241,335
  Capital expenditures, net            13,743        5,582      12,505         --       31,830
  Depreciation                         11,518        6,349       5,770         18       23,655

1998
  Sales to unaffiliated customers   $ 147,715     $ 98,242    $ 94,881   $     --     $340,838
  Intersegment sales                       --           --       1,643     (1,643)          --
   Total net sales                    147,715       98,242      96,524     (1,643)     340,838
  Profit from operations                4,510       11,288       4,583     (3,141)      17,240
  Identifiable assets                  86,925       64,053      49,409     24,458      224,845
  Capital expenditures, net            14,286        5,078       7,543         --       26,907
  Depreciation                          8,549        7,308       5,491         --       21,348

GEOGRAPHIC AREA INFORMATION
                                           United                 Other          Eliminations
Fiscal Year                                States       Germany   International  & Corporate    Consolidated
                                           ------       -------   -------------  ------------   ------------
2000
   Sales to unaffiliated customers     $  176,535    $  160,331    $   23,861    $      --       $  360,727
   Transfers between areas                  1,892        25,207         4,277      (31,376)              --
      Total net sales                     178,427       185,538        28,138      (31,376)         360,727
   Profit from operations                  (6,090)       17,670         2,223       (4,240)           9,563
   Identifiable assets                     95,169        97,790        11,766       28,655          233,380

1999
   Sales to unaffiliated customers     $  167,015    $  163,990    $   28,876    $      --       $  359,881
   Transfers between areas                  1,877        28,051         4,960      (34,888)              --
      Total net sales                     168,892       192,041        33,836      (34,888)         359,881
   Profit from operations                   1,782        19,371         3,612       (3,914)          20,851
   Identifiable assets                     95,424       106,257        12,525       27,129          241,335

1998
   Sales to unaffiliated customers     $  176,555    $  136,161    $   28,122    $      --       $  340,838
   Transfers between areas                  3,422        23,123         4,934      (31,479)              --
      Total net sales                     179,977       159,284        33,056      (31,479)         340,838
   Profit from operations                   6,071         9,768         4,542       (3,141)          17,240
   Identifiable assets                     86,592       101,131        12,280       24,842          224,845

Net assets, including intercompany balances, of foreign subsidiaries and affiliates were $77,939 (2000), $86,993 (1999), and $75,020 (1998) at each respective year end.

NOTE Q: SUBSEQUENT EVENT

On April 24, 2000, the Company announced a buyout proposal from Peter Cherry, Chairman and President of the Company, for the acquisition by Peter Cherry and affiliated trusts and entities of all the outstanding common stock not now owned by Mr. Cherry and his affiliates for $18.75 per share in cash. Mr. Cherry and his affiliates beneficially owned approximately 5,500,000 shares or about 54% of the common stock at the date of the announcement. The Board of Directors of the Company has appointed a special committee of independent directors to consider and respond to the proposal. The special committee has engaged independent legal counsel and a financial advisor. Any transaction would be subject to approvals by the special committee and the Board of Directors, shareholder approval, the negotiation and execution of mutually satisfactory definitive agreements and other customary conditions.

On May 23, 2000, the Company announced that it received a proposal from another company for the acquisition of the Company for $26.00 per share in cash. The special committee of the board of directors is studying the new proposal , which is subject to various conditions including a due diligence review, the unanimous recommendation of The Cherry Corporation Board and the acceptance of the tender offer by the shareholders, including Peter Cherry and his affiliates.

There can be no assurance that any agreement relating to either of the proposals will be reached or that any transaction will be consummated.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification and information as to Directors is incorporated herein by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

Information concerning the executive officers is set forth after Item 4 in Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information concerning executive compensation under the caption "Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is set forth under the caption "Stock Ownership Information" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Employment Contracts and Change of Control Agreements" and "Certain Transactions with Management" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS.  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                     Page

   (a)      1.   FINANCIAL STATEMENTS                         See Part II

   (a)      2.   FINANCIAL STATEMENT SCHEDULES

         Report of Independent Public Accountants             See Part I
         II.   Valuation and Qualifying Accounts                   S-1

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

   (a)      3. EXHIBITS                              See Index to Exhibits

   (b)         REPORTS ON FORM 8-K

     On April 22, 1999, the Registrant filed a report on Form 8-K under item 5, other events, to report amendments to its credit agreement and senior note agreement.

     On January 31, 2000, the Registrant filed a report on Form 8-K under item 5, other events. A press release dated January 27, 2000, announcing plans to explore various alternatives with respect to its semiconductor operation, was incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE CHERRY CORPORATION

Date       May 30, 2000                      By    /s/  Dan A. King
    ----------------------------                ----------------------------
                                                        Dan A. King
                                                Vice President of Finance and
                                                Administration, Treasurer and
                                                Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of May 30, 2000:

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

By    /s/Thomas L. Martin, Jr.                            Director
   -----------------------------
      Dr. Thomas L. Martin, Jr.

By    /s/Robert B. McDermott                              Director
   -----------------------------
       Robert B. McDermott

By    /s/  W. Ed Tyler                                    Director
   -----------------------------
           W. Ed Tyler

By    /s/ Henry J. West                                   Director
   -----------------------------
          Henry J. West


                             THE CHERRY CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED THE LAST DAY OF FEBRUARY 2000, 1999 AND 1998
                             (Dollars in Thousands)

                            Balance                        (A)        Balance
                            Beginning     Charged to    Additions     Close of
                            of Period     Expense       (Deductions)  Period
                            ---------     ----------    -----------   ---------
Allowance for Doubtful
   Accounts:

2000                         $  1,659      $  616       $   (94)       $  2,181
                             ========      ======       =======        ========

1999                         $  1,371      $  372       $   (84)       $  1,659
                             ========      ======       =======        ========

1998                         $  1,404      $    3       $   (36)       $  1,371
                             ========      ======       =======        ========

(A) Additions (deductions) include the currency translation effects resulting from applying SFAS No. 52 to our financial statements for all three years in this schedule.

The schedule above has been restated to exclude discontinued operations for all periods reported.

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

         * Incorporated by reference to Registrant's Form 8-K dated
              April 19,1999.

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

10.   a. Employee Stock Purchase Plan, filed as Exhibit A to the Registrant's
           Proxy Statement for 1980 Annual Meeting of Stockholders is incorporated herein by reference. (1)
      b. 1982 Stock Option Plan, filed as Exhibit A to the Registrant's Proxy Statement for 1982 Annual Meeting of Stockholders is incorporated herein by reference. (1)
      c. Release and final settlement agreement dated May 4, 1992 on agreement for purchase and sale of assets dated May 31, 1991 filed as Exhibit 10.c. to 1992 Form 10-K is incorporated herein by reference. (1)
      d. Executive agreement dated May 26, 1992, between Cherry Semiconductor Corporation and Alfred S. Budnick filed as Exhibit 4d to 1993
            Form 10-K is incorporated herein by reference  (1).
      e. 1995 Stock Incentive Plan, filed as Exhibit A to the Registrant's Proxy Statement for 1995 Annual Meeting of Stockholders is incorporated herein by reference. (1)
      f. 1995 Nonemployee Director Stock Option Plan, filed as Exhibit B to the Registrant's Proxy Statement for 1995 Annual Meeting of Stockholders is incorporated herein by reference. (1)
      g. 1996 Employee Stock Purchase Plan, filed as Exhibit A to the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference. (1)
      h. Stock Purchase Agreement for the sale of Cherry Semiconductor Corporation, filed as Exhibit 2 to the Registrant's Form 8-K dated April 18, 2000 is incorporated herein by reference.
21.      Table of Subsidiaries of the Registrant.  (2)
23.      Consent of independent public accountants.  (2)
27.      Article 5 Financial Data Schedule (2)



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

                          THE CHERRY CORPORATION                    Exhibit 21
                          SUBSIDIARIES OF THE REGISTRANT


                                                STATE OR COUNTRY
NAME OF SUBSIDIARY/DIVISION                      OF ORGANIZATION
----------------------------------------------------------------

Cherry Electrical Products (1)
   Pleasant Prairie, Wisconsin                  Not Applicable

Cherry Automotive (1)
   Waukegan, Illinois                           Not Applicable

Cherry Semiconductor Corporation (2)
   East Greenwich, Rhode Island                 State of Rhode Island

Cherry Semiconductor International, Inc. (2)
   East Greenwich, Rhode Island                 State of Rhode Island

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

Cherry, spol. s.r.o.
   Klasterec, Czech Republic                    Czech Republic

Cherasia Limited
   North Point, Hong Kong                       Hong Kong

Cherry Australia Pty., Ltd.
   Victoria, Australia                          Australia

Cherry de Mexico, S.A. de C.V.
   Juarez, Mexico                               Mexico


(1) Cherry Electrical Products and Cherry Automotive are the only divisions of The Cherry Corporation. The remaining companies listed above are subsidiaries. All entities conduct business in the name indicated.
(2) On April 3, 2000 Cherry Semiconductor Corporation and its subsidiary were sold to a third party.

                     Consent of Independent Public Accountants    Exhibit 23


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statements, File Nos. 2-93004 and 33-63881.



/s/  Arthur Andersen LLP
------------------------
Arthur Andersen LLP

Chicago, Illinois
May 30, 2000