Form 10-K/A
period 2000-02-29
CHERRY CORP
filed 2000-06-28
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

     The following information concerning the directors has been furnished by the nominees:

                                     Principal Occupation                First
                                                                         Year
                                    During Last Five Years              Elected
      Name         Age              And Other Directorships            Director
      ----         ---              -----------------------            --------
Peter B. Cherry    52    Chairman of the Board and President             1977

Thomas L. Martin   78    President Emeritus of Illinois Institute of     1979
                         Technology.

Robert B.          72    Consultant, formerly partner, law firm of       1982
McDermott                 McDermott, Will & Emery; Mr. McDermott is
                          also a director of Maynard Oil Company.

Peter A.           57    Director, since 1993, Executive Vice            1993
Guglielmi                 President, since 1990, Chief Financial
                          Officer, 1990-1999, and Treasurer, 1988-
                          1999, Tellabs Inc. (voice and data
                          communications equipment manufacturer),
                          President, Tellabs International, Inc.
                          1993-1997.  Mr. Guglielmi is also a
                          director of Internet Communications Corp.
                          and Uniphase Corporation.



Charles W. Denny   64    Chairman, since 1997, Chief Executive Officer
                          and President, 1992-1998, Schneider            1993
                          Electric-North American Division (formerly
                          Groupe Schneider-North America), President
                          and Chief Operating Officer, 1992-1997,
                          Square D Company (electrical distribution
                          and industrial control products
                          manufacturer). Mr. Denny is also a director
                          of Woodhead Industries, Inc.

W. Ed Tyler        47    Director, President and Chief Executive         1995
                          Officer since April 1998, Moore Corporation
                          Limited (print and digital communication
                          products and services), formerly Executive
                          Vice President, 1995-1998, and Sector
                          President, Information Management Sector
                          since 1996, Sector President, Networked
                          Services Sector, 1994-1996, R. R. Donnelley
                          & Sons Co. (printing and printing related
                          services).  Mr. Tyler is also a director of
                          Vista Information Solutions, Inc. and First
                          Industrial Realty Trust, Inc.

Henry J. West      57    Group Vice President, since 1992, The Marmon    1995
                          Group (international association of
                          manufacturing and service businesses).


Information concerning the executive officers is set forth after Item 4 in Part I hereof under the caption "Executive Officers of the Registrant."

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires that certain of the Company's directors, officers and stockholders file with the Securities and Exchange Commission and Nasdaq an initial statement of beneficial ownership and certain statements of changes in beneficial ownership of Common Stock of the Company. Based solely on its review of such forms received be the Company and written representation from the directors and officers that no other reports were required, the Company is unaware of any instances of noncompliance, or late compliance, with such filings during the fiscal year ended February 29, 2000.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the executive officers named below.

                         Summary Compensation Table (1)
                                                             Long-Term
                                 Annual Compensation        Compensation
                             ---------------------------    ------------
                                                             Number of
                                                               Shares
                                                             Underlying        All other
   Name and Principal                 Salary       Bonus    Stock Options    Compensation
        Position             Year       ($)         ($)         (#)             (2) ($)
-----------------------------------------------------------------------------------------
Peter B. Cherry             2000    $439,335       $--        40,000          5,600
 Chairman of the Board      1999     432,735     151,725      20,000          5,600
 And President              1998     413,778     44,449       12,000          7,713

Alfred S. Budnick (3)       2000     290,000     58,377       6,800           2,832
 Vice President of the      1999     275,000     17,531       17,000          3,259
 Company
 And President of a         1998     265,000     136,044      8,500           6,426
 Subsidiary

Klaus D. Lauterbach         2000     299,868     93,067       6,000            --
 Vice President of the      1999     317,853     120,327      6,000            --
 Company
 And General Manager of a   1998     293,082     82,189       6,000            --
 Subsidiary

Dan A. King                 2000     225,311       --         8,000           5,600
 VP of Finance &            1999     214,126     42,840       5,000           5,600
 Administration,
 Treasurer and              1998     205,451     44,090       5,000           7,713
 Secretary

Robert G. Terwall           2000     200,082       --         8,000           5,600
 Vice President of the      1999     183,789      9,180       5,000           5,600
 Company
 And General Manager of a   1998     182,188     15,481       5,000           7,448
 Division

(1) Table excludes perquisites, as amounts received do not exceed the lesser of $50,000 or 10% of any of the named officer's salary and bonus.
(2) Represents Company contributions under 401(k) and profit sharing plans.
(3) Mr. Budnick resigned as an officer and director on April 12, 2000.

The table below sets forth certain information with respect to stock options granted under the Company's 1995 Stock Incentive Plan during fiscal 2000 to the executive officers named in the Summary Compensation Table.

               Option/SAR Grants in Last Fiscal Year
                                                                      Potential
                                                                      Realizable Value
                                                                      at Assumed
                     Individual Grants (1)                            Annual Rates of
                                                                      Stock Price
                                                                      Appreciation
                                                                      for Option Term (2)
            --------------------------------------------------------  --------------------
            Number of
            Shares        % of Total
            Underlying    Options/SARs
            Options/SARs  Granted to       Exercise or
            Granted       Employees in     Base Price     Expiration
            (#)           Fiscal Year      ($/Share)      Date           5% ($)    10% ($)
------------------------------------------------------------------------------------------
Peter B.       40,000      17.2%           $13.875        3/01/2009     $349,095  $884,670
Cherry

Alfred S.       6,800       2.9%            13.875        7/03/2000        2,122     4,285
Budnick

Klaus D.        6,000       2.6%            13.875        3/01/2009       52,364   132,701
Lauterbach

Dan A. King     8,000       3.4%            13.875        3/01/2009       69,819   176,934


Robert G.       8,000       3.4%            13.875        3/01/2009       69,819   176,934
Terwall

(1) All options reported are for Common Stock granted on March 1, 1999, and become exercisable in cumulative annual installments of 1/3 of the shares covered thereby on each of the first, second and third anniversaries of the grant date. Mr. Budnick resigned as an officer and director on April 12, 2000. As a result, only 2,266 shares of the 6,800 grant are exercisable and expire on July 3, 2000 if unexercised.

(2) The amounts set forth represent the value that would be received by the Named Executive Officer upon exercise of the option on the date before the expiration date of the option based upon assumed annual growth rates in the market value of the Company's common stock of 5% and 10%, rates prescribed by applicable Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's common stock and other factors such as the general condition of the stock markets and the timing of the exercise of the options. The potential realizable values for Mr. Budnick is based on only the 2,266 shares exercisable to July 3, 2000 as disclosed in Note (1) above, rather than the full grant. In addition Mr. Budnick's realizable value is based on an accelerated expiration date of July 3, 2000 rather than the normal ten year term to expiration.

     The following table sets forth certain information with respect to options exercised by the executive officers named in the Summary Compensation Table.

                 Aggregate Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values
              Shares                  Number of Shares              Value of Unexercised In-
              Acquired                Underlying Unexercised        the-Money Options at
              on         Value        Options at Fiscal Year End    Fiscal Year End ($)
              Exercise   Realized($)  (#) Exercisable               Exercisable/
Name          (#)        (1)          Unexercisable                 Unexercisable (1) (2)
--------------------------------------------------------------------------------------------
Peter B.         0         --           38,666/57,334                 $393,662/$516,838
Cherry
Alfred S.        0         --           28,333/20,967                 $285,457/$0
Budnick
Klaus            0         --           18,000/12,000                 $187,500/$105,000
D.Lauterbach
Dan A. King      0         --           14,999/13,001                 $156,242/$116,383

Robert G.        0         --           13,499/13,001                 $143,867/$116,383
Terwall

(1) Value is calculated based on the difference between the option exercise price and the closing market price of the Common Stock on the date of exercise or end of fiscal year multiplied by the applicable number of shares.
(2) Mr. Budnick resigned as an officer and director on April 12, 2000. As a result, unexercisable options expire on July 3, 2000 with no value.

Employment Contracts and Change of Control Agreements:

Pursuant to an agreement dated January 17, 2000 between Cherry Semiconductor Corporation (CSC) and Mr. Budnick, CSC agreed to pay Mr. Budnick three times his annual salary if he were terminated without cause or he terminated employment after an adverse change in the terms and conditions of his employment. CSC also entered into an agreement with Mr. Budnick dated January 17, 2000 under which it agreed to pay Mr. Budnick a retention bonus equal to one year's annual salary if he remained employed by CSC during the period in which Cherry explored the possible sale of CSC.

Cherry entered into an agreement with Mr. Budnick dated January 17, 2000, pursuant to which Mr. Budnick would be paid a success bonus equal to 1.32% of the purchase price paid by any purchaser of CSC upon consummation of the purchase. Cherry also entered into an agreement dated January 17, 2000 with Mr. Budnick to provide Mr. Budnick reimbursement on a grossed-up basis of any Federal excise taxes imposed on Mr. Budnick as a result of any payments to him in connection with a sale of CSC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                          STOCK OWNERSHIP INFORMATION

     The table below sets forth certain information as of June 10, 2000, with respect to each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock and the beneficial ownership of each director, each executive officer shown in the Summary Compensation Table and all executive officers and directors as a group. Except as set forth below, the address for such person or group is the Company's Waukegan office.

                             Common Stock
                         -----------------------
                          Number of
                          Shares
                          Beneficially
Name                      Owned                   Percent
---------------------------------------------------------
Peter B. Cherry         5,533,380(a)(b)(c)(d)       54.1%
Heartland Advisors         949,800                   9.3%
Franklin Advisors,Inc.     643,800                   6.3%
Robert B. McDermott       61,658(d)                    *
Klaus D. Lauterbach       43,878(d)                    *
Dan A. King               41,267(d)                    *
Robert G. Terwall         28,668(d)                    *
Thomas L. Martin, Jr.      8,858(d)                     *
Charles W. Denny          5,458(d)                     *
Peter A. Guglielmi        9,458(d)                     *
W. Ed Tyler               4,617(d)                     *
Henry J. West             5,117(d)                     *
All executive
officers and            5,750,181(d)                55.7%
directors as group
(11 persons)

*Less than 1%

(a)The table includes 741,454 shares of Common Stock held by trusts for the benefit of Catherine C. Rousey, of which Peter B. Cherry is the sole trustee in one trust with 284,000 shares and Peter B. Cherry and Virginia B. Cherry (his mother) are trustees in the other trust with 457,454 shares. As trustees they have the power to vote the Common Stock and to make dispositions. The table also includes 931,114 shares in a Virginia Cherry Trust, and 927,784 shares in a Walter Cherry Trust. Peter B. Cherry is sole trustee for the Virginia and Walter Cherry Trusts
(b)Includes 9,182 shares held in a charitable foundation by Mr. Cherry and his wife, 45,000 shares held in a trust for the children of Walter L. Cherry and 1,044 shares in the Walter L. Cherry estate. Peter B. Cherry and Virginia Cherry are the co-executors of the estate.
(c) The table includes 95,822 shares of Common Stock held by Mr. Cherry's wife as trustee for their children.
(d) The total number of shares of Common Stock of the Company for officers and directors includes shares held under options exercisable within 60 days as follows: Peter B. Cherry, 62,666; Dan A. King, 20,999; Klaus D. Lauterbach, 24,000; Robert G. Terwall, 19,499; Robert B. McDermott, 4,458; Thomas L. Martin, Jr., 4,458; Charles W. Denny, 4,458; Peter A. Guglielmi, 4,458; W. Ed Tyler, 4,617; and Henry J. West, 4,617, and all executive officers and directors as a group, 161,229.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 5, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with CABO Acquisition Corp., a corporation owned by Peter Cherry and certain of his affiliates ("CABO"), pursuant to which CABO would acquire all of the outstanding common stock of the Company not now owned by
Peter Cherry and certain of his affiliates for $26.40 per share.   The Board of
Directors of the Company approved the Merger Agreement after a Special Committee, comprised of all of the directors except for Peter B. Cherry, determined that the transaction was fair to shareholders other than Peter Cherry and his affiliates. Pursuant to the Merger Agreement, on June 15, 2000, CABO commenced a cash tender offer to purchase any and all shares of Cherry Corporation common stock not owned by Peter Cherry and his affiliates at a price of $26.40 net to the seller in cash, subject to certain conditions, including a condition that the number of shares tendered when combined with those already owned by Peter Cherry and certain of his affiliates equals more than 67% of the shares of common stock issued and outstanding (the "Minimum Condition"). The tender offer is scheduled to expire on July 13, 2000, unless extended.
Following the completion of the tender offer, if the Minimum Condition is met and CABO purchases shares tendered in the tender offer, CABO will be merged with and into the Company and all outstanding Cherry Corporation common stock (other than shares owned by Peter Cherry and certain of his affiliates which will be contributed to CABO) will be converted into the right to receive $26.40 per share, except for shares held by shareholders exercising their appraisal rights in accordance with Delaware law.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE CHERRY CORPORATION

Date      June 28, 2000                      By    /s/  Dan A. King
    ----------------------------                ----------------------------
                                                        Dan A. King
                                                Vice President of Finance and
                                                Administration, Treasurer and
                                                Secretary