Form 10-Q
period 2000-05-31
CHERRY CORP
filed 2000-07-12
CIK 19704

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2000

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

Number of Common Shares outstanding as of May 31, 2000:
     10,215,151 shares

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                     May 31,     February 29,
                                                       2000          2000
                                                   (Unaudited)     (Note 1)
                                                   -----------   -----------
ASSETS:
   Cash and equivalents                             $174,069      $ 13,602
   Receivables, net of allowances                     49,730        48,019
   Inventories (Note 2)                               39,033        37,317
   Prepaid expenses and other current assets           5,586         4,889
   Net assets of discontinued operations                  --        78,738
                                                    --------      --------
         Total Current Assets                        268,418       182,565

   Land, buildings and equipment, net                114,317       116,358

   Investment in affiliates and other assets, net     13,621        13,195
                                                    --------      --------

TOTAL ASSETS                                        $396,356      $312,118
                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Short-term debt                                  $  1,921      $ 19,014
   Accounts payable                                   17,519        16,487
   Payroll related accruals                           13,286        11,085
   Other accruals                                     11,541        12,648
   Income taxes, net                                  74,950         2,870
   Current maturities of long-term debt                1,591        60,785
                                                    --------      --------
         Total Current Liabilities                   120,808       122,889

   Long-term debt                                      4,218         4,732

   Deferred income taxes, net                          5,843         7,589
   Deferred credits                                    2,783         2,757

   Stockholders' Equity:
      Common stock                                    12,710        12,575
      Additional paid-in capital                      45,108        43,546
      Retained earnings                              247,326       158,867
      Accumulated other comprehensive income          (3,840)       (2,237)
                                                    --------      --------
                                                     301,304       212,751
      Less: cost of common stock in treasury         (38,600)      (38,600)
                                                    --------      --------
         Total Stockholders' Equity                  262,704       174,151
                                                    --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $396,356      $312,118
                                                    ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       2

                    THE CHERRY CORPORATION AND SUBSIDIARES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (Dollars in Thousands Except Share Data)

                                                              Three Months Ended
                                                                   May 31,
                                                            ---------------------

                                                              2000        1999
                                                            ---------   ---------
Net Sales                                                   $  90,472   $  92,755
Cost of Products Sold                                          67,117      69,141
                                                            ---------   ---------
Gross Profit                                                   23,355      23,614
Engineering, Distribution and
   Administrative Expenses                                     20,095      19,448
                                                            ---------   ---------
Earnings from Operations                                        3,260       4,166
Other Income, Net                                                 141         485
                                                            ---------   ---------
Earnings Before Interest and Taxes                              3,401       4,651
Interest Income (Expense), Net                                  1,283        (636)
                                                            ---------   ---------
Earnings from Continuing Operations Before Income Taxes         4,684       4,015
Income Tax Provision                                            1,880       1,470
                                                            ---------   ---------
Earnings from Continuing Operations                         $   2,804   $   2,545
Earnings from Discontinued Operations (less applicable
   income taxes of $550 and $456, respectively)                   922       1,031
Gain on Disposition of Discontinued Operations (less
   applicable income taxes of $66,549)                         84,733          --
                                                            ---------    --------
Net Earnings                                                $  88,459   $   3,576
                                                            =========   =========

Basic Earnings per Share:
   Continuing Operations                                   $      .28   $     .25
   Discontinued Operations                                       8.45         .10
                                                           ----------   ---------
      Basic Earnings per Share                             $     8.73   $     .35
                                                           ==========   =========
Diluted Earnings per Share:
   Continuing Operations                                   $      .27   $     .25
   Discontinued Operations                                       8.32         .10
                                                           ----------   ---------
Diluted Earnings per Share                                 $     8.59   $     .35
                                                           ==========   =========

Average Shares Outstanding
   Basic                                                   10,138,233  10,177,697
                                                           ==========  ==========
   Diluted                                                 10,290,319  10,242,680
                                                           ==========  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       3

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)
                                                 Three Months Ended May 31,
                                                    2000             1999
                                                 ----------       ---------
Cash Flows from Operating Activities:
   Net Cash Provided by Continuing Operations    $    5,127       $  15,965
   Net Cash Provided by Discontinued Operations       1,209           4,568
                                                 ----------       ---------
      Net Cash Provided by Operating Activities       6,336          20,533
                                                 ----------       ---------

Cash Flows from Investing Activities:
   Expenditures for Land, Buildings
   and Equipment                                     (6,533)         (5,871)
   Net Proceeds from sale of Discontinued
   Operations                                       236,493              --
   Other, net                                           296            (106)
                                                 ----------       ---------
   Net Cash Provided by (Used in)
   Continuing Operations                            230,256          (5,977)
   Net Cash (Used in) Discontinued Operations        (1,576)         (3,985)
                                                 ----------       ---------
   Net Cash Provided by (Used in)
   Investing Activities                             228,680          (9,962)
                                                 ----------       ---------
Cash Flows From Financing Activities:
   (Decrease) in Short-term Debt                    (16,322)         (9,294)
    (Decrease) in Domestic Revolver                 (34,000)         (4,000)
   Principal Payments on Long-term Debt             (25,457)           (511)
   Equity and Other Transactions                      1,697             (48)
                                                 ----------       ---------


Net Cash (Used) by Financing Activities             (74,082)        (13,853)
                                                 ----------       ---------

Effect of Exchange Rate Changes on Cash Flows          (467)           (600)
                                                 ----------       ---------

Net (Decrease) Increase in Cash and Equivalents     160,467          (3,882)
Cash and Equivalents, at Beginning of Year           13,602          13,720
                                                 ----------       ---------

Cash and Equivalents, at End of Period           $  174,069       $   9,838
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

                                          4

                    THE CHERRY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in Thousands)


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated balance sheet as of May 31, 2000, and the related condensed consolidated statements of earnings and cash flows for the three months ended May 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2000, and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 29, 2000 Annual Report to Stockholders. The results of operations for the three months ended May 31, 2000 are not necessarily indicative of the operating results for a full year.

     On March 1, 2000, the Company changed the calculation used to estimate depreciation for interim periods. Depreciation for new additions begins in the month the asset is placed in service. This replaces the half-year convention used in prior years, whereby one-half year depreciation was taken in the year of addition and one-half year in the year of retirement.

2.   INVENTORIES

     Inventory values were as follows:
                                     May 31,          February 29,
                                       2000              2000
                                    -----------       ----------
      Raw materials                 $     6,234       $    5,352
      Component parts                    11,949           12,868
      Work-in-process                     9,368            8,422
      Finished goods                     11,482           10,675
                                    -----------       ----------
                                    $    39,033       $   37,317
                                    ===========       ==========

3.    COMPREHENSIVE INCOME

In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", total comprehensive income, consisting of net earnings and foreign currency translation adjustments, net of tax, amounted to $86,856 and $1,424 for the three months ended May 31, 2000 and 1999, respectively.

4.    SEGMENT INFORMATION

                                    Automotive
                                     Switches   Computer   Switches   Eliminations
Three Months Ended May 31, 2000     & Modules   Keyboards  & Controls & Corporate  Consolidated
-------------------------------     ---------   ---------  ---------- -----------  ------------
  Sales to unaffiliated customers   $ 43,065    $ 21,988   $ 25,419   $      --     $    90,472
  Intersegment sales                      --          --         --          --              --
  Total net sales                     43,065      21,988     25,419          --          90,472

Earnings from operations                (312)      3,567      1,239      (1,234)          3,260


Three Months Ended May 31, 1999
-------------------------------
  Sales to unaffiliated customers   $ 44,024    $ 25,171   $ 23,560   $     --      $    92,755
  Intersegment sales                      --          --        300       (300)              --
   Total net sales                    44,024      25,171     23,860       (300)          92,755

Earnings from operations               2,089       3,332       (423)      (832)           4,166

5.    EARNINGS PER SHARE (EPS) RECONCILIATION

Following is a reconciliation of the numerators and the denominators of the basic and diluted EPS computation.

Three months ended May 31                            2000           1999
-------------------------                        -----------    -----------
(In thousands, except share data)
Numerator:
   Net earnings from continuing operations       $  2,804       $  2,545
   Net earnings from discontinued operations (x)   85,655          1,031
                                                 --------       --------
   Net earnings available to common stockholders $ 88,459       $  3,576
                                                 ========       ========
Denominator:
   Weighted average shares for basic EPS       10,138,233     10,177,697

   Effect of dilutive securities:
      Common stock options                        152,086         64,983
                                                 --------       --------
   Adjusted weighted average shares
   and assumed conversions for diluted EPS     10,290,319     10,242,680
                                              ===========    ===========

Basic EPS -- continuing operations                 $  .28        $.25
Basic EPS -- discontinued operations                 8.45         .10
                                                                                   ----        ---
   Basic EPS                                        $8.73        $.35
                                                    =====        ====

Diluted EPS - continuing operations                $  .27        $.25
Diluted EPS - discontinued operations                8.32         .10
                                                     ----         ---
   Diluted EPS                                      $8.59        $.35
                                                    =====        ====

(x) Includes gain on disposition of discontinued operations of $84,733 for the three months ended May 31, 2000.

                                       6

6.   DISCONTINUED OPERATIONS

On April 3, 2000, the Company completed the sale of its subsidiary, Cherry Semiconductor Corporation to Semiconductor Components Industries, LLC ( a subsidiary of SCG Holding Corporation, which does business under the trade name, ON SemiconductorTM) for approximately $250 million in cash, subject to certain adjustments. Operating results, net assets and cash flows of Cherry Semiconductor Corporation have been segregated as discontinued operations in the condensed consolidated financial statements, including prior periods. The quarter ended May 31, 2000 includes the net earnings of discontinued operations from March 1, 2000 to April 3, 2000, the date of the sale, as well as the gain on the disposition.

Certain information with respect to discontinued operations is summarized as follows:

Three months ended May 31                 2000       1999
-------------------------               --------   --------
Net sales                                $12,933   $ 31,123

Interest expense                             149        552

Interest expense charged to discontinued operations represents interest on debt directly attributable to the discontinued operations.

Net assets of discontinued operations as of the last day of February 2000 were:
Assets
   Cash                                  $   214
   Receivables                            17,167
   Inventory                              20,340
   Refundable Income taxes                 2,647
   Prepaid expenses and
   other current assets                    3,257
   Property, plant and equipment, net     56,763
   Other assets                            1,028
                                         -------
        Total Assets                     101,416

Liabilities
   Accounts payable                        7,675
   Payroll related accruals                2,073
   Other accruals                          5,111
   Deferred taxes                          7,819
                                         -------
        Total Liabilities                 22,678
                                         -------
Net assets of discontinued operations    $78,738
                                         =======

7.    SUBSEQUENT EVENTS

On June 5, 2000, the Company announced acceptance of a proposal made by Peter Cherry and certain of his affiliates to acquire all of the outstanding common stock of the Company not now owned by Peter Cherry and his affiliates for $26.40 per share. Peter Cherry is the Chairman and President of the Company and he and his affilates own about 53% of all outstanding common stock. The Board of Directors of the Company approved an Agreement and Plan of Merger (the "Agreement") with CABO Acquisition Corp. , a company formed by Peter Cherry and his affiliates, after an independent director Special Committee determined the transaction was fair to Company shareholders other than Peter Cherry and his affiliates. The Special Committee was advised by Wasserstein, Perella & Co., Inc and legal counsel, Sidley & Austin.

On June 15, 2000, the tender offer contemplated by the Agreement was commenced by mailing definitive tender offer materials to the Company stockholders and related filings with the Securities and Exchange Commission. In the tender offer CABO Acquisition Corp. is offering to purchase for $26.40 per share in cash all of the outstanding shares of the Company's common stock other than shares owned by Mr. Cherry and his affiliates. The tender offer is expected to remain open until July 13, 2000, unless extended, and will be followed by a merger under which those shares not tendered will be converted into the right to receive the same $26.40 per share in cash. The merger and the closing of the tender offer is subject to the condition that the number of shares tendered when combined with about 53% already owned by Peter Cherry and certain of his affiliates will equal more than 67% of the shares of common stock issued and outstanding.

8.    RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On April 3, 2000, the Company completed the sale of its semiconductor subsidiary, Cherry Semiconductor Corporation, to Semiconductor Components Industries, LLC (a subsidiary of SCG Holding Corporation which does business under the trade name ON SemiconductorTM). Results of operations, financial position and cash flows reflect the semiconductor operation as a discontinued operation.

For the Company's continuing operations, sales for the first quarter of fiscal 2001 were $90.5 million, down 2.5 percent from last year's first quarter. Sales for the Switches and Controls segment increased 6.5 percent to $25 million. Sales for the Automotive Switches and Modules segment decreased 2.2 percent to $43 million. For the Computer Keyboard segment, sales decreased 12.6% to $22 million. Domestic sales increased 1.7 percent while sales for the European operations decreased 6.4 percent. Although sales for the European operations were higher when measured in local currencies, that increase was more than offset by a weaker Euro.

The consolidated operating profit for the first quarter decreased to 3.6 percent of sales from 4.5 percent for the comparable period last year. The quarter was negatively affected by the operational problems with the North American automotive division that started in the third quarter of fiscal 2000. The North American switches and controls business experienced higher sales and profits in connection with the launch of a custom electronic control panel. The quarter was also positively affected by lower depreciation expense resulting from a change in the calculation used to estimate depreciation for interim periods.

Consolidated other income for the current quarter increased primarily due to higher earnings at the Company's Japanese joint venture and the sale of inventory and fixed assets related to the Plasmalux product line. This increase was more than offset by a provision to mark to market a deutsche mark denominated loan.

Interest income for the first quarter was $1.3 million as a result of earnings on the invested net proceeds from the sale of the semiconductor operation.

The consolidated effective income tax rate of 40.1 percent for the current year period is above the 36.6 percent rate of the prior year primarily due to reduced utilization of foreign tax credits due to the sale of the semiconductor operation.

Net earnings for the quarter were $88.5 million. Included in this amount is the gain on the sale of the Company's semiconductor operation of $84.7 million as well as the net earnings of that discontinued operation up through the date of the sale which were $.9 million.

Net earnings from continuing operations for the quarter were $2.8 million, up
10.2 percent from $2.5 million last year. Diluted earnings per share from continuing operations of $.27 increased 8 percent from $.25 in the prior year.

Liquidity and Capital Resources

Consolidated continuing operations generated $5.1 million in cash for the three month period ended May 31, 2000. In addition, net proceeds of $236.5 million in cash were generated from the sale of the Company's semiconductor subsidiary. From these funds, $6.5 million was invested in buildings and equipment and $75.8 million was used to reduce outstanding borrowings. Domestic operations invested $3.3 million in buildings and equipment while foreign locations invested $3.2 million. The effect of exchange rate changes decreased cash flow $467 thousand.

Cash increased to $174.1 million at May 31, 2000 from $13.6 million at February 29, 2000. The taxes due on the sale of the semiconductor subsidiary will be paid when due over the balance of the fiscal year.

Existing credit facilities and bank lines should be sufficient, together with internally generated cash, to finance the Company's operations.

Market Conditions and Outlook

Since a significant portion of the Company's sales and manufacturing are overseas, foreign currency translation could have an impact on future sales, earnings, and financial position of the Company as denominated in U.S. dollars. The Company selectively enters into forward contracts to hedge certain firm and anticipated purchase commitments denominated in foreign currencies (primarily German Marks). At May 31, 2000, the U.S. dollar equivalent of forward contracts outstanding approximated $7.3 million.

Capital expenditures are expected to be at a level of approximately 10 percent to 12 percent of sales. The capital expenditure rate may be revised further as sales growth estimates are updated. Operations are expected to generate enough cash to fund capital expenditures and still maintain an acceptable debt to capital ratio.

As part of the Agreement referenced in footnote "7. Subsequent Events", of this Form 10-Q report, the Company is required to make a loan to CABO Acquisition Corp. contemporaneously with the consummation of the tender offer in a maximum amount equal to the number of shares tendered not owned by Peter Cherry and his affiliates (on a fully diluted basis) multiplied by $26.40 per share, but not to exceed $150 million (the "Loan"). The Loan will be due one hundred twenty days from funding and will bear interest at the greater of the Company's cost of funding or the prime rate plus 0.25%. As security for the Loan, the Agreement states that CABO Acquisition Corp. and Peter Cherry and affiliates will pledge all of their Company shares that they own in addition to shares acquired in the tender offer. The Loan will have other terms and conditions for Loans of this nature. CABO Acquistion Corp. will also pay a loan fee equal to 3/8% of the loaned amount to be delivered by a note upon funding of the Loan and which shall be payable at the maturity of the Loan.

Certain statements in the foregoing Market Conditions and Outlook section and elsewhere in this Form 10-Q, including those regarding expected capital expenditure levels and sufficient cash generation from operations, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could significantly impact future results. A discussion of these risks and uncertainties is contained in the Company's Form 10-K for the year ended February 29, 2000, filed with the Securities and Exchange Commission.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at May 31, 2000 from that reported in Form 10-K for the year ended February 29, 2000.
                                          10

                    THE CHERRY CORPORATION AND SUBSIDIARIES
                          PART II.   OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

            Exhibit Number                      Description of Exhibit
            --------------                      ------------------------
                27                              Article 5 Financial Data
Schedule

        (b)  Reports on Form 8-K

        On April 18, 2000, the Registrant filed a report on Form 8-K report under Item 2, Acquisition or Disposition of Assets. The filing reported completion of the sale of its subsidiary, Cherry Semiconductor Corporation on April 3, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE CHERRY CORPORATION
                                          ----------------------
                                                (Registrant)



DATE:  July 12, 2000                      By:/s/Dan A. King
                                             --------------------
                                                Dan A. King
                                          Vice President of Finance
                                          and Administration,
                                          Treasurer and Secretary
                                          (Duly authorized officer and
                                          principal financial officer)